Form 10-K
period 2014-12-31
ABV CONSULTING, INC.
filed 2015-03-20
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-198567

ABV Consulting, Inc.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

306 Clairmont Road, Villanova, PA	19085
(Address of principal executive offices)	(Zip Code)

(215) 432-5553

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: none.

As of March 13, 2015, the number of shares of common stock of the registrant outstanding is 5,533,000, par value $0.0001 per share.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1.      BUSINESS.

Overview

We were incorporated on October 15, 2013 under the laws of the state of Nevada. We are in the business of providing merchandising and consulting services to Craft beer brewers and distributors, as well as providing additional marketing support within the craft beer industry to retailers and other organizations as needed. While we do not directly produce alcoholic beverages, we provide services to help businesses in the industry improve their marketing, sales and operations. Our business activities thus far have been concentrated in and around the Philadelphia, Pennsylvania market.

The company was founded by Andrew Gavrin, a seasoned businessman who has worked in the alcoholic beverage field for the past 5 years after working as a strategy consultant for consumer product and other companies. Mr. Gavrin recognized the need for an independent third party company that could help Craft brewers and distributors create and implement marketing, promotional and merchandising plans while working in the industry following 3 years as a strategy consultant. His experience of developing strategies and watching a sales force and distributor implement them with limited success due to competing priorities which led him to launch the Company. Mr. Gavrin began working on our business model in the summer of 2013 and formed the Company in October 2013.

Alcoholic beverages are sold in the on-premise class of trade (bars, restaurants, taverns, and similar businesses where drinkers consume the alcohol immediately at the location) and the off-premise class of trade (grocery stores, convenience stores, liquor stores, package stores and other retail locations where drinkers purchase their alcohol to consume later outside of the property of the store). The three-tier alcohol beverage system in the United States mandates that - with some minor exceptions - alcohol beverage manufacturers such as breweries and wineries must sell their product through a distributor, who in turn sells it to the retailer. Manufacturers and distributors together market the brand in order to sell it to consumers. Both tiers, manufacturers and distributors, have sales forces that have numerous priorities that include executing promotions for the brand in the on-premise class of trade, holding sampling events (where legal) in both on-premise and off-premise locations and building displays of the product in the off-premise class of trade. Due to limited resources and competing priorities, these sales forces are not as effective as they can be, and therefore would benefit from an outside party that could assist in developing and executing these strategies.

Based on the experience of Mr. Gavrin, who developed such strategies and the implementation plan for the country's largest craft brewer, we will develop and execute the following marketing techniques for alcohol beverage manufacturers and distributors:

●	Providing general branding support, including marketing research, naming, and graphic design help

●	Building and merchandising displays of product in the off-premise class of trade

●	Executing sampling promotions, where legal, in the on-premise and off-premise class of trade

●	Developing and/or executing promotions in the on-premise class of trade

●	Manning sampling booths at local beer festivals

●	Development and/or execution of other sales and marketing strategies

Additionally, we will provide services for retailers and other organizations using craft beer, including but not limited to:

●	Organizing, promoting and managing beer festivals

●	Improving merchandising and promoting and executing sampling efforts in order to drive more customers into the store and increase basket ring

In June 2014, we completed a Regulation D Rule 506 offering in which we sold 533,000 shares of common stock to 34 investors, at a price per share of $0.10 per share for an aggregate offering price of $53,300.

Current Operation

Although we have not formed any material relationship or entered into any agreement with brewer, distributor, wholesaler or retailer, we have actively pursued a networking strategy to survey the local market and build a portfolio of potential clients in the craft bear market. In this regard, our activities have included the following:

●	We held conversations with the beer media (including one of the country's most well-respected writers, Don Russell aka Joe Sixpack) to develop a plan for attracting craft brewers of different sizes;

●	Held multiple discussions regarding challenges and business needs with owners and managers of prominent local well-known craft beer bars (including The Ugly Moose, Bonner's Irish Pub, The Rose Tree Inn and Garrett Hill Ale House) and local craft beer take-away bottle shops (including The Greeks Next Door and The Beer Shoppe); and

●	Actively shared our capabilities with startup breweries (including Conshohocken Brewing and Boxcar Brewery).

In addition to building a foundation for the business, we have spent considerable time on a couple of projects without compensation in order to prove our concept:

●	We managed a not-for-profit charitable beer festival in February 2014 to raise funds for a private school in Pennsylvania. While not compensated for our efforts, we undertook the project as a test case in order to prove our concept and the need for the type of work that we will be doing. The event was widely hailed as a success, as it raised over $7,000 for the school, saw participation from over 5 craft brewers and 2 distributors and was attended by over 100 people. For our company, it opened the door to us running such festivals in the future. It provided lessons learned, gave us a template for running such an event, and created contacts with local breweries, distributors, retailers and others.

●	We consulted with a start-up craft cidery, holding over a dozen meetings and conducting market research in order to develop a name, logo and brand strategy from scratch.

Our recent efforts have focused on actively engaging in an online marketing strategy, including development and launch of our website and blog at abvconsulting.com, and providing relevant content on our blog, our /abvconsulting Facebook page and our @abvbeer Twitter page. We have actively shared original and third-party content in numerous fashions on our social media platforms in order to test the best ways to engage our potential audience.

We have worked with numerous third-party companies in order to build out a professional image for ABV Consulting, Inc., including:

●	Hiring graphic designer, Charles Lyle, to develop a logo for the company.

●	Purchasing a domain for our website, blog and email accounts from godaddy.com.

●	Working with Greenmellmedia.com to design our website and provide a cohesive overall online marketing strategy.

●	Obtaining imagery to match our content from Dreamstime.com.

●	Contracting for a toll-free corporate phone number from MightyCall.

●	Begun a paid advertising strategy with Facebook to test the most cost-efficient methods for increasing engagement with the company's page and posts.

Target Market

The target market consists of America's approximately 4,000 Craft breweries (as defined by the Brewers Association) and hundreds of beer distributors, who are in a fast-growing, but ultra-competitive segment of the alcoholic beverage industry. With a handful of exceptions, the breweries do not have the resources to execute standard and innovative marketing strategies in-house. The distributors, which manage multiple brands typically do not have the time to execute promotions or build world-class displays for these Craft breweries. Secondary targets include retailers and organizations that can derive value from our promotional support and expertise within the craft brewing industry.

Marketing and Sales

At this early stage of our operation, our President and sole Director is expected to handle all marketing and sales efforts. His responsibilities include developing business arrangements with brewers and distributors, directing the development of the company website and other online communication tools, and formulating marketing materials to be used during his presentations and meetings.

We plan to enter the market by developing relationships initially with breweries and distributors. We plan to develop an informational website that promotes our services and provides a contact function that allows prospects to contact us for additional information. We may also develop other online entities to communicate the value we can add, including a presence on Facebook, a Twitter handle and an online blog.

We plan to advertise in industry-specific journals. In order to prove the value-add that we will provide, we will build displays and execute promotions for retailers, with expenses coming out of our own pocket with the expectation that retailers will then request that distributors and breweries utilize our services.

Competition

The primary source of competition will come from the manufacturers and distributors directly. Those that have the resources and inclination to handle these tasks in-house will not need our services. Developing and executing such promotions and other marketing techniques is typically one of their responsibilities. However, because many do not have the time, money or people to do so, they use outside companies such as:

●	Large National and local marketing agencies, such as Digitas (http://digitas.com), Interpublic (http://intercomagency) and Omnicom (http://omnicomgroup.com)

●	Alcoholic beverage sampling companies, such as HausPromotions (http://hauspromotions.com) and CEA (http://classieentertainmentagency.com)

●	Local merchandising companies

The large marketing agencies do not have an expertise in Craft beer, and are often too expensive for much of our target market to engage. While the sampling companies do have expertise in the alcoholic beverage industry, they are geared primarily towards the mass brewers - Anheuser Busch, Miller, Coors, Crown Imports and Heineken - and other image-driven wine and spirits companies. As a result, they do not generally have expertise in the education needed to effectively promote Craft beers. Local merchandising companies are too small to identify and are not widely spread throughout all of the major markets. In between these competitors, there is a niche area that we plan to fill.

Services Pricing

The cost for consulting projects will depend on the scope of the project and time required to execute it. We plan to charge a flat fee, as oppose to an hourly rate, in order to provide our clients with cost-certainty. Additionally, expenses incurred, including travel, will be passed through to the client.

For promotion, sample and merchandising implementation services, we project the cost to range from $25-$100 per event, based on the complexity, time involved and number of total events being executed as part of the engagement. The cost of other activities could be based on the increase of revenue - for example, managing a beer festival would be charged as a percentage of the ticket sales - or an hourly rate, based upon the complexity of the work required.

Employees and Independent Contractors

We presently have no employees apart from our sole Officer and Director. Our sole Officer and Director devotes between 10 and 20 hours per week to our affairs.

Over time, we may be required to hire employees or engage independent contractors in order to execute our promotion and merchandising projects. These decisions will be made by our Officer and Director if and when appropriate.

ITEM 1A.    RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.       PROPERTIES.

The Company's principal executive office and mailing address is 306 Clairemont Road, Villanova, PA 19085. Our telephone number is 877-262-3013. There is no lease on the premises the Company is occupying and the Company is not responsible for paying rent. As we are not generating sufficient revenue at this time to justify a separate corporate office, the principal executive office is also the personal residence of our president and sole director, Andrew Gavrin. Once our business grows and generates revenue, we will look for more office space in a separate corporate office.

ITEM 3.       LEGAL PROCEEDINGS

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “ABVN.” There has been no established public trading market for our common stock.

Holders

As of March 13, 2015, we had approximately 34 holders of our common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors has the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

ITEM 6.       SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this annual report on Form 10-K.. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

Business Overview

We have not formed any material relationship or entered into any agreement with brewer, distributor, wholesaler or retailer. Since inception, our operations have primarily been limited to forming the Company and raising capital resources. We have taken on a couple of projects without compensation in order to prove our concept. Our business activities thus far have been concentrated in and around the Philadelphia, Pennsylvania market.

We managed a not-for-profit charitable beer festival in February 2014 to raise funds for a private school in Pennsylvania. While not compensated for our efforts, we undertook the project as a test case in order to prove our concept and the need for the type of work that we will be doing. The event was widely hailed as a success, as it raised over $7,000 for the school, saw participation from over 5 craft brewers and 2 distributors and was attended by over 100 people. For our company, it opened the door to us running such festivals in the future. It provided lessons learned, gave us a template for running such an event, and created contacts with local breweries, distributors, retailers and others.

We have also consulted to a start up alcoholic cider company, which was looking to create a brand from scratch. We provided support in marketing research, graphic design, promotional planning and providing a path forward, as well as supporting general business efforts. The cider company is still in its early development phases and continues to build toward production.

We have not generated any revenues to date. We do not currently engage in any business activities that provide cash flow. Our cash at hand is limited to the investments we raised during our initial round of financing as well as an initial contribution from our Director, less our expenses to date.

In June 2014, we completed a Regulation D Rule 506 offering in which we sold 533,000 shares of common stock to 34 investors, at a price per share of $0.10 per share for an aggregate offering price of $53,300.

Plan of Operations

During the next twelve months, we intend to take the following steps in connection with the development of our business and the implementation of our plan of operations:

●	Prepare and execute an ongoing marketing plan to attract clients.

●	Online investment will be a vigorous pursuit of search engine optimization (SEO). We will optimize our existing website (abvconsulting.com) for priority search engine placement and by continuing to work to optimize the site, and increasing the number of links to the site, we believe we can receive improved search results and search engine saturation, which in turn directs more potential to the website.

●	Additionally, we expect to build a robust social media following through development of new content and advertising. By increasing our following from the hundreds to the tens of thousands and providing relevant and original content, we will not only attract potential clients, but also build our credibility for potential clients looking to differentiate ABV Consulting, Inc. from the competition.

●	We project that these online undertakings, enhancing our website and advertising our social media presence, will cost approximately $25,000, and are planned past.

●	While online marketing is expected to attract new clients, we are well-aware that our business is based primarily on relationship building and developing trust with potential clients. As such, we are budgeting $5,000 for the next 6 months to entertain potential clients. After 6 months, we will revisit the success of these efforts and work to maximize our spending.

●	Build a talent base in order to execute our projects.

●	We will work to build a team of independent contractors, who we will be able to call upon to execute promotions, sampling events and staffing festivals. While this network will be paid for their time by our client, there is a significant upfront cost to build the network. We plan to advertise online in order to identify potential contractors, will develop an online training certification program and ongoing training to ensure that all are knowledgeable and committed, and will consult with an attorney to discuss the necessary contractual arrangements. We expect that it will cost approximately $50,000 over the next 9-12 months in order to build this network.

●	In order for Mr. Gavrin to effectively undertake client projects, we will need additional part-time staff in order to manage the operations and finances of the firm. Our hope is that by third quarter of 2015, we have hired 1-2 part-time employees, spending up to $50,000 by this time next year.

●	One of the services that we will provide to clients is building displays at take-away of off-premise accounts (bottle shops, package stores, beer distributors, etc.) that will attract customers and drive purchase. In order to effectively do this, the company will have to build and maintain an inventory of custom and off-the-shelf generic seasonal items which can supplement any branded point-of-sale materials provided by the brewery or retailer. The inventory cost is expected to be approximately $1,000 per month beginning in December 2014. Initially, this inventory can be housed at corporate headquarters, but depending on the growth of this program, a storage facility (costing anywhere from $250-500/month) may be necessary starting in the summer of 2015.

Our increased marketing, staffing and other needs will cost in excess of $100,000 during the next 12 months in order to optimally implement our plans. We do not expect that client project revenue will be sufficient to support these operations. The balance of funding, we expect to be raised in the public markets after we go public. If we are unable to raise the necessary funds to execute this phase of our plan of operations, we may have to scale back on our plan.

All of the sources of our cash received to date are based upon the private placement offering undertaken by us as well as loans from our promoter which supported our operations until we raised the funds in the future. The only professional fees we have incurred to date and intend to incur for the foreseeable are for our attorneys and accountants.

Critical Accounting Policies and Estimates

Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of deferred tax asset and imputed compensation costs.

Emerging Growth Company

We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Upon becoming a public company, we will be required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC.

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Fair value measurements and Fair value of Financial Instruments

The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

 Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the balance sheet date.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company recognized revenues from two primary sources:

1. Consulting Services: The marketing and pro bono efforts actively taken by the Company to date have been with the goal of securing clients who will be paying the Company to perform consulting services for them. These clients are expected to be brewers, distributors and retailers.

a. The Company is actively promoting its ability to assist potential clients in a range of services in their marketing, promotion, merchandising and sales efforts. These can include everything from developing a brand from scratch to creating a cohesive marketing strategy to developing a one-off promotion or merchandising concept for a client to executing a series of samplings or promotions.

b. The revenue generated will be dependent on the type of work performed. For a larger strategy project, the Company anticipates charging a client by the hour, whereas for a one-off promotion, a set price will likely be the pricing structure. To provide staffing for implementation of an idea, the Company expects a per event cost structure.

2. Proprietary Events: Based on the success of the charitable beer festival which the Company developed, managed and executed early in 2014, we believe that there is an opportunity to create proprietary events which could generate revenue for the Company. The Company would manage all of the aspects of the event - from the theme to the logistics to the marketing to the staffing and execution, and in turn, would receive all of the revenue from such events.

In addition to the two primary sources of expected revenue outlined above, the Company believes that there will be additional, though currently unplanned for, opportunities for revenue. These could include online advertising revenue from other companies looking to attract a similar customer base, providing training on Craft beer to the general public, and licensing custom merchandising pieces for breweries, as well as other opportunities that are yet unforseen.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

For the year ended December 31, 2014 and December 31, 2013

We had not generated any revenue since inception. We incurred operating expenses of $54,527 for the year ended December 31, 2014 as compared to $10,814 in 2013 with costs mostly relate to going public. We had a net loss of $54,527 for the year ended December 31, 2014 as compared to $10,814 in 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock.

Our primary uses of cash have been for legal, accounting and audit fees. The following trends are reasonably likely to result in a material decrease in our liquidity in the near term:

●	Development of a Company website

●	Exploration of potential marketing and advertising opportunities, and

●	The cost of being a public company

Our net revenues are not sufficient to fund our operating expenses. At December 31, 2014, we had a cash balance of $30,624. Since inception, we raised $68,300 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2015.  Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Going Concern

As of December 31, 2014, the Company had an accumulated deficit of $65,341 and used cash in operations of $26,151 from the year ended December 31, 2014. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with its organization.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations at this time.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

ABV Consulting, Inc.

We have audited the accompanying balance sheets of ABV Consulting, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2014 and the period October 15, 2013 (Inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of ABV Consulting, Inc. as of December 31, 2014 and 2013 the results of its operations and its cash flows for the year ended December 31, 2014 and the period October 15, 2013 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $54,527 and used cash in operations of $26,151 for the year ended December 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT, VOGT & WEBB P.A.

Certified Public Accountants

Boynton Beach, Florida

March 19, 2015

ABV CONSULTING
BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash	$30,624	$5,000

TOTAL CURRENT ASSETS	30,624	5,000

TOTAL ASSETS	$30,624	$5,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$21,876	$-

TOTAL CURRENT LIABILITIES	21,876	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,533,000 and 5,000,000 hares issued and outstanding, respectively	553	520
Additional paid in capital	73,536	35,294
Subscription receivable	-	(20,000)
Accumulated deficit	(65,341)	(10,814)
TOTAL STOCKHOLDERS'S EQUITY	8,748	5,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,624	$5,000

See accompanying notes to financial statements

ABV CONSULTING
STATEMENTS OF OPERATION

	For the Year Ended	For the Period From October 15, 2013 (Inception) to
	December 31, 2014	December 31, 2013

Revenue
Service Revenue, net	$-	$-

OPERATING EXPENSES
General and administrative	11,798	814
Professional fees	42,729	10,000
Total Operating Expenses	54,527	10,814

NET LOSS FROM OPERATIONS	(54,527)	(10,814)

Net loss before provision for income taxes	(54,527)	(10,814)

Provision for Income Taxes	-	-

NET LOSS	$(54,527)	$(10,814)

Net loss per share - basic and diluted	(0.01)	(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	5,204,977	5,000,000

See accompanying notes to financial statements

ABV CONSULTING
STATEMENT OF CASH FLOW

	For the Year Ended	For the Period From October 15, 2013 (Inception) to
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,527)	$(10,814)
Imputed compernsation	6,500	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	21,876	-
Net Cash Used In Operating Activities	(26,151)	(10,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution		814
Proceeds from sale of common stock	51,775	15,000
Net Cash Provided By Financing Activities	51,775	15,814

NET INCREASE IN CASH	25,624	5,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,624	$5,000

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to financial statements

ABV CONSULTING

STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Deficit	Equity

Balance October 15, 2013 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of stock -founders	-	-	5,000,000	500	14,500	-	-	15,000

Sale of common stock	-	-	200,000	20	19,980	(20,000)	-	-

Contribution of capital	-	-	-	-	814	-	-	814

Net Loss for the period October 15, 2013 to December 31, 2013	-	-	-	-	-	-	(10,814)	(10,814)

Balance, December 31, 2013	-	-	5,200,000	520	35,294	(20,000)	(10,814)	5,000

Sale of common stock	-	-	333,000	33	33,267	-	-	33,300

Collection of subscription receivable	-	-	-	-	-	20,000	-	20,000

Offering costs	-	-	-	-	(1,525)	-	-	(1,525)

Imputed Compensation	-	-	-	-	6,500	-	-	6,500

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	(54,527)	(54,527)

Balance December 31, 2014	-	$-	5,533,000	$553	$73,536	$-	$(65,341)	$8,748

See accompanying notes to financial statements

ABV CONSULTING

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A)

Organization

ABV Consulting. (“The Company”) was originally organized in the State of Nevada on October 15, 2013. The Company provides merchandising and consulting services to Craft beer brewers and distributors as well as providing marketing support within the craft beer industry to retailers and other organizations as needed. While the Company does not directly produce alcoholic beverages, it provides services to help businesses in the industry improve their marketing, sales and operations.

(B)

Going Concern

As of December 31, 2014, the Company had an accumulated deficit of $65,341 and used cash in operations of $26,151 from the year ended December 31, 2014. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with its organization.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)

Cash and Cash Equivalents

The Company considers investments that have original maturities of three months or less when purchased to be cash equivalents.

(B)

Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the periods covered by these financial statements include the valuation of deferred tax asset and imputed compensation costs.

(C)

Fair value measurements and Fair value of Financial Instruments

The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

(D)

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(E)

Segments

The Company operates in one segment and therefore segment information is not presented.

(F)

Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of December 31, 2014 and 2013 the company has no dilutive securities.

(G)

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 ("ASC 740-10-25"). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal & State blended rate of 40.59% as follows:

	December 31,
	2014	2013
Expected income tax (benefit) expense at the statutory rate of 40.59%	$(22,134)	$(4,390)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	2,639	0
Change in valuation allowance	19,496	4,390

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	December 31,
	2014	2013
Deferred income tax asset:		4,390
Net operating loss carryforwards	$23,886	$4,390
Valuation allowance	(23,886)	(4,390)
Deferred income taxes	$-	$-

As of December 31, 2014, the Company has a net operating loss carry forward of approximately $58,800 available to offset future taxable income through 2034. This results in deferred tax assets of approximately $23,886 as of December 31, 2014. The valuation allowance at December 31, 2014 was approximately $23,886. The change in the valuation allowance for the year ended December 31, 2014 was an increase of $19,496. Tax returns for the years ended December 31, 2014 and 2013 are subject to examination by the Internal Revenue Service.

(H)

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The Company elected early adoption of ASU 2014-10. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company. The company elected early adoption of ASU 2014-10.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

No other accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

NOTE 4 – STOCKHOLDERS EQUITY

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 and 10,000,000 shares of blank shares of common par value $0.0001

In November 2013, the Company sold 5,000,000 shares to the Company’s founder for proceeds of $15,000.

During the period ended December 31, 2013, the Company issued 200,000 shares of common stock for a subscription of $20,000 under a private placement agreement. The subscription receivable was collected in January 2014.

In December 2013 the Company’s founder paid $814 on behalf of the Company. The amount was recorded as a contribution of capital.

During the year ended December 31, 2014 the Company completed the private placement of 333,000 shares of common stock for proceed of $33,300. The Company paid offering expenses of $1,525.

During the year ended December 31, 2014 the Company imputed compensation of $6,500 for services provided by its Chief Executive Officer.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(1)	Previous Independent Registered Public Accounting Firm

	(i)	On February 23, 2015, the Company dismissed its independent registered public accounting firm, M&K CPAs, PLLC (“M&K”).

	(ii)	The reports of M&K on the financial statements of the Company as of December 31, 2013, and the related statements of operations, comprehensive loss, changes in stockholders’ deficiency, and cash flows for the year then ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.

	(iii)	The decision to change independent registered public accounting firm was recommended and approved by the Board of Directors of the Company.

	(iv)	During the Company’s most recent fiscal year ended December 31, 2013 and any subsequent interim periods through February 23, 3015, the date of dismissal, (a) there were no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&K, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

	(v)	On February 25, 2015 the Company provided M&K with a copy of this Current Report and has requested that it furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter is attached as Exhibit 16.1 to the Current Report on Form 8-K filed on February 27, 2015.

(2)	New Independent Registered Public Accounting Firm

On February 23, 2015, the Board of Directors of the Company engaged Liggett, Vogt & Webb, P.A. (“LVW”) as its new independent registered public accounting firm to audit and review the Company’s financial statements. During the most recent fiscal year ended December 31, 2013 and any subsequent interim periods through the date hereof prior to the engagement of LVW, neither the Company, nor someone on its behalf, has consulted LVW regarding:

	(i)	either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

	(ii)	any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (the Company's principal executive officer and interim principal accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2014, the Company's internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Andrew Gavrin	40	President, Chief Executive Officer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Andrew Gavrin, President, Chief Executive Officer, Chief Financial Officer and Director

Mr. Gavrin spent five years at Boston Beer Company from 2008 to 2013, first in the Trade Marketing group where he worked directly with the Sales force and created selling materials for distributors. He then led the Promotions Team as a Senior Manager, where he was responsible for developing the merchandising and promotions for the Samuel Adams beer brand. Prior to working at the Boston Beer Company, Mr. Gavrin was a Senior Consultant at Axia Limited, a strategy consulting company, where he developed and implemented strategies for companies in the consumer products and pharmaceutical space. He earned a Master of Business Administration degree from the Wharton School of Business, a Juris Doctor from the University of Pennsylvania Law School and a Bachelor of Science from the School of Industrial and Labor Relations at Cornell University.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Certain Legal Proceedings

To our knowledge, no director, nominee for director, or executive officer of the Company has been a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

Code of Ethics

The company has not adopted a Code of Ethics applicable to its Principal Executive Officer and Principal Financial Officer.

ITEM 11.       EXECUTIVE COMPENSATION

Our sole director and executive officer has not received any compensation for services rendered to us, and are not accruing any compensation pursuant to any agreement with us.

We do not expect to pay any compensation to Mr. Gavrin until sufficient and sustainable revenues and profits are realized.

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We had no outstanding equity awards as of December 31, 2014.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 5,533,000 shares issued and outstanding as of March 13, 2015.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Andrew Gavrin	5,000,000	90.33%

All Executive Officers and Directors as a group (1 person)	5,000,000	90.33%

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following sets forth a summary of transactions since the beginning of the fiscal year of 2013, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	Mr. Andrew Gavrin, who is the President and sole Director at the inception of the Company, took the initiative in forming and organizing the business of the Company. The Company as a result issued 5,000,000 shares of Common Stock to Mr. Gavrin for his contribution of $15,000 at inception - $814 as contributed capital for expenses paid in which he does not intend to be reimbursed.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $6,000 and $6,250 for the fiscal year ended December 31, 2014 and 2013, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title

3.1	Articles of Incorporation (1)
3.2	Certificate of Correction (1)
3.3	By-Laws (1)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on September 3, 2014.
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABV CONSULTING, INC.

March 19, 2015	By:	/s/Andrew Gavrin
Andrew Gavrin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Andrew Gavrin	President, Chief Executive Officer,	March 19, 2015
Andrew Gavrin	Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)

