Form 10-Q
period 2015-03-31
ABV CONSULTING, INC.
filed 2015-05-15
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-198567

ABV Consulting, Inc.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

306 Clairmont Road, Villanova, PA	19085
(Address of principal executive offices)	(Zip Code)

(215) 432-5553

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

At May 12, 2015, the registrant had 5,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

ABV CONSULTING, INC.

FORM 10-Q REPORT

March 31, 2015

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements”.  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Index to Financial Statements

Condensed Balance Sheets	F-1
Condensed Statements of Operations	F-2
Condensed Statements of Cash Flows	F-3
Notes to Condensed Unaudited Financial Statements	F-4

1

ABV CONSULTING

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$8,644	$30,624

TOTAL CURRENT ASSETS	8,644	30,624

TOTAL ASSETS	$8,644	$30,624

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$15,518	$21,876

TOTAL CURRENT LIABILITIES	15,518	21,876

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY / (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,533,000 and 5,533,000 shares issued and outstanding, respectively	553	553
Additional paid in capital	75,161	73,536
Accumulated deficit	(82,588)	(65,341)
TOTAL STOCKHOLDERS'S EQUITY / (DEFICIT)	(6,874)	8,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$8,644	$30,624

See accompanying notes to condensed unaudited financial statements.

ABV CONSULTING

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014

Revenue
Service Revenue, net	$-	$-

OPERATING EXPENSES
General and administrative	3,175	-
Professional fees	14,072	1,500
Total Operating Expenses	17,247	1,500

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(17,247)	(1,500)

Provision for Income Taxes	-	-

NET LOSS	$(17,247)	$(1,500)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding during the period - basic and diluted	5,533,000	5,079,722

See accompanying notes to condensed unaudited financial statements.

ABV CONSULTING

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,247)	$(1,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	1,625	-
Changes in operating assets and liabilities:
Decrease in accounts payable	(6,358)	-
Net Cash Used In Operating Activities	(21,980)	(1,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock
Net Cash Provided By Financing Activities	-	43,800
	-	43,800
NET INCREASE / (DECREASE) IN CASH
	(21,980)	42,300
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
	30,624	5,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD
	$8,644	$47,300
Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to condensed unaudited financial statements.

ABV CONSULTING

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

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

(B) Going Concern

As of March 31, 2015, the Company had an accumulated deficit of $82,588 and used cash in operations of $21,980 for the three months ended March 31, 2015. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations.

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

(C) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2015 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation

(D) Fair value measurements and Fair value of Financial Instruments

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

(E) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(F) Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of March 31, 2015 and 2014, the company has no dilutive securities.

(H) Income Taxes

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

(I) Reclassification

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

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on  “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  Currently, there is no guidance in U.S. GAAP about management’s responsibility toevaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

The amendments in this Update are effective for public entities for annual periods ending after December 15, 2016. Early adoption is permitted.  The effect of adoption of this standard is not expected to have a material effect on the Company.

No other accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

NOTE 4 – STOCKHOLDERS EQUITY

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 and 10,000,000 preferred shares of blank check shares par value $0.0001

During the three months ended March 31, 2015 the Company imputed compensation of $1,625 for services provided by its Chief Executive Officer

NOTE 5 – SUBSEQUENT EVENT

On April 21, 2015 the Company entered into a unsecured promissory note in the amount of $20,000 with its Chief Executive Officer. The note is due on April 21, 2017 and bears interest at a rate of 2% per annum.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the quarter ended March 31, 2015. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

Overview and Plan of Operations

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

We are in the business of providing merchandising and consulting services to craft beer brewers and distributors, as well as providing additional marketing support within the craft beer industry to retailers and other organizations as needed. While we do not directly produce alcoholic beverages, we provide services to help businesses in the industry improve their marketing, sales and operations. The Company was founded by Andrew Gavrin, a seasoned businessman who has worked in the alcoholic beverage field for the past 5 years after working as a strategy consultant for consumer product and other companies. Mr. Gavrin recognized the opportunity for a robust independent third party company that could help craft brewers and distributors create and implement marketing, promotional and merchandising plans while working in the industry following 3 years as a strategy consultant.

During the three months ended March 31, 2015, we have spent considerable time building our brand online as well as conducting meetings with potential clients in order to generate revenue.

Social media has been a key focus on our work as it is both the source of information for many craft beer brewers, distributors, retailers and consumers. We have actively engaged with both Twitter (@abvbeer) and Facebook (/abvconsulting), providing content relevant to our audience. Additionally, we have continued our blog entries located on our website (www.abvconsulting.com). One such entry received significant positive attention through its placement on the blog of a 3rd party, SommBeer.com. We have agreed to become a featured contributor at SommBeer.com. In addition to providing blog entries which will reach their audience, including their 12,000+ Twitter followers, we will be providing periodic beer reviews as part of a regular feature on their blog.

During the three months ended March 31, 2015, we also held numerous conversations with craft breweries for which they may be able to provide support. Potential engagements from these conversations range from providing general marketing support to sharing expertise in start-up canning operations to acting as a de facto sales force for one such company. We will continue exploring these relationships in the coming months and hope to advance discussions into concrete engagements in accordance with our business plan and objectives.

In February, we held an unpaid tasting event for a retailer in London, UK and a large local craft brewery. The event was a success, drawing approximately 100 attendees to the retailer's location and generating an awareness of the retailer's craft beer offerings. The event also allowed us to build a relationship with the craft brewer in addition to the retailer.

In the next three months, the Company expects to: (1) enhance its social media presence; (2) become more prominent as a trusted expert in the field based on a greater blog presence; (3) build upon the existing relationships with potential clients; (4) continue general brand building and marketing efforts; and (5) work towards a proprietary event.

Now that the Company has established a baseline of content on its Facebook and Twitter sites, the Company plans to commence an advertising campaign in Q2 2015 to attract new "Likes" and "Followers" to drive more engagement and enhance credibility. Additionally, using the blog platform as a content generator, additional industry insights generated by the company will have a broader audience following such advertising campaigns.

We will be continuing to work closely with the breweries, distributors and retailers with which relationships have already been formed with the hope that it may be able to turn the relationships into engagements. Gaining a better understanding of the challenges of such companies will allow us to create potential engagements for these companies. We will also continue its marketing efforts in order to attract new potential clients and build additional relationships.

The Company has recognized the abundance of “beer festivals” taking place across the US and the rest of the world. However, we believe that there is an opportunity to create a proprietary event and a unique experience for craft beer drinkers that would differentiate us from the other event providers. During the next three months, the Company will explore the viability of creating a proprietary and differentiated event.

To date, our development efforts have been focused primarily on the development and marketing of our business model. In addition, to date we have limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name. In addition, our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

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

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on  “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  Currently, there is no guidance in U.S. GAAP about management’s responsibility toevaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

The amendments in this Update are effective for public entities for annual periods ending after December 15, 2016. Early adoption is permitted.  The effect of adoption of this standard is not expected to have a material effect on the Company.

Results of Operations

For the Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014

We have conducted minimal operations during the three months ended March 31, 2015, and we have not generated revenues during this period.  We had net losses of $ 17,247 for the three months ended March 31, 2015 as compared to $1,500 for the three months ended March 31, 2014.

During the three months ended March 31, 2015, we experienced general and administrative expenses of $3,175 and professional fees of $14,072 for total expenses of $ 17,247. These expenses consist of professional fees for, Legal and Accounting fees. For the three months ended March 31, 2014 we experienced general and administrative expenses of $0 and professional fees of $1,500 for total expenses of $1,500.

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

Our net revenues are not sufficient to fund our operating expenses. At March 31, 2015, we had a cash balance of $8,644. Since inception, we raised $68,300 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2015.  Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Going Concern

As of March 31, 2015, the Company had an accumulated deficit of $82,588 and used cash in operations of $21,980 for the three months ended March 31, 2015. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations at this time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

+In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABV CONSULTING, INC.

May 12, 2015	By:	/s/Andrew Gavrin
Andrew Gavrin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

