Form 10-Q
period 2015-06-30
ABV CONSULTING, INC.
filed 2015-08-03
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

At July 31, 2015, the registrant had 5,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

ABV CONSULTING, INC.

FORM 10-Q REPORT

June 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index to Financial Statements

Condensed Balance Sheets	F-1
Condensed Statements of Operations	F-2
Condensed Statements of Cash Flows	F-3
Notes to Condensed Unaudited Financial Statements	F-4

1

ABV CONSULTING

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$12,185	$30,624

TOTAL ASSETS	$12,185	$30,624

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable	$7,241	$21,876
Accrued Interest	77	-

TOTAL CURRENT LIABILITIES	7,318	21,876

LONG TERM LIABILITIES
Note Payable - Related Party	20,000	-

TOTAL LIABILITIES	27,318	21,876

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,533,000 and 5,533,000 shares issued and outstanding, respectively	553	553
Additional paid in capital	76,786	73,536
Accumulated deficit	(92,472)	(65,341)
TOTAL STOCKHOLDERS'S EQUITY (DEFICIT)	(15,133)	8,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,185	$30,624

See accompanying notes to condensed unaudited financial statements.

ABV CONSULTING

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months June 30,		For the Six Months June 30,
	2015	2014	2015	2014

Revenue
Service Revenue, net	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	3,536	-	6,714	-
Professional fees	6,271	2,635	20,340	4,135
Total Operating Expenses	9,807	2,635	27,054	4,135

NET LOSS FROM OPERATIONS	(9,807)	(2,635)	(27,054)	(4,135)

Interest expense	(77)	-	(77)	-

Net loss before provision for income taxes	(9,884)	(2,635)	(27,131)	(4,135)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(9,884)	$(2,635)	$(27,131)	$(4,135)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	5,533,000	5,478,000	5,533,000	5,434,221

See accompanying notes to condensed unaudited financial statements.

ABV CONSULTING

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,131)	$(4,135)
Imputed compensation	3,250	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accounts payable	(14,635)	360
Increase in accrued interest	77	-
Net Cash Used In Operating Activities	(38,439)	(3,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	20,000	-
Proceeds from sale of common stock	-	53,300
Net Cash Provided By Financing Activities	20,000	53,300

NET INCREASE (DECREASE) IN CASH	(18,439)	49,525

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,624	5,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,185	$54,525

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to condensed unaudited financial statements.

ABV CONSULTING

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

ABV Consulting, Inc. (“The Company”) was originally organized in the State of Nevada on October 15, 2013. The Company provides merchandising and consulting services to Craft beer brewers and distributors as well as providing marketing support within the craft beer industry to retailers and other organizations as needed. While the Company does not directly produce alcoholic beverages, it provides services to help businesses in the industry improve their marketing, sales and operations.

(B) Going Concern

As of June 30, 2015, the Company had an accumulated deficit of $92,472 and used cash in operations of $38,439 for the six months ended June 30, 2015. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations.

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

(C) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2015 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation

(D) Fair value measurements and Fair value of Financial Instruments

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

(G) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of June 30, 2015 and 2014, the company has no dilutive securities.

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

NOTE 4 – NOTE PAYABLE – RELATATED PARTY

On April 21, 2015 the Company entered into an unsecured promissory note in the amount of $20,000 with its Chief Executive Officer. The note is due on April 21, 2017 and bears interest at a rate of 2% per annum. Accrued interest at June 30, 2015 amounted to $77.

NOTE 5 – STOCKHOLDERS EQUITY

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 and 10,000,000 preferred shares of blank check shares par value $0.0001

During the three months ended June 30, 2015 the Company imputed compensation of $3,250 for services provided by its Chief Executive Officer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the quarter ended June 30, 2015. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

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

During the six months ended June 30, 2015, we have spent considerable time building our brand online as well as conducting meetings with potential clients in order to generate revenue.

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

During the six months ended June 30, 2015, we also held numerous conversations with craft breweries for which they may be able to provide support. Potential engagements from these conversations range from providing general marketing support to sharing expertise in start-up canning operations to acting as a de facto sales force for one such company. We will continue exploring these relationships in the coming months and hope to advance discussions into concrete engagements in accordance with our business plan and objectives.

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

Now that the Company has established a baseline of content on its Facebook and Twitter sites, the Company plans to commence an advertising campaign in Q3 2015 to attract new "Likes" and "Followers" to drive more engagement and enhance credibility. Additionally, using the blog platform as a content generator, additional industry insights generated by the company will have a broader audience following such advertising campaigns.

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

Results of Operations

For the Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014

We have conducted minimal operations during the three months ended June 30, 2015, and we have not generated revenues during this period.  We had net losses of $9,884 for the three months ended June 30, 2015 as compared to $2,635 for the three months ended June 30, 2014.

During the three months ended June 30, 2015, we experienced general and administrative expenses of $3,536 and professional fees of $6,271 for total expenses of $9,807. These expenses consist of professional fees for legal and Accounting fees. For the three months ended June 30, 2014 we experienced general and administrative expenses of $0 and professional fees of $2,635 for total expenses of $2,635.

For the Six Months Ended June 30, 2015 as Compared to the Six Months Ended June 30, 2014

We have conducted minimal operations during the six months ended June 30, 2015, and we have not generated revenues during this period.  We had net losses of $27,131 for the six months ended June 30, 2015 as compared to $4,135 for the six months ended June 30, 2014.

During the six months ended June 30, 2015, we experienced general and administrative expenses of $6,714 and professional fees of $20,340 for total expenses of $27,054. These expenses consist of professional fees for legal and Accounting fees. For the six months ended June 30, 2014 we experienced general and administrative expenses of $0 and professional fees of $4,135 for total expenses of $4,135.

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

Our net revenues are not sufficient to fund our operating expenses. At June 30, 2015, we had a cash balance of $12,185. Since inception, we raised $68,300 from the sale of common stock and $20,000 in notes from our President and CEO to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2015.  Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Going Concern

As of June 30, 2015, the Company had an accumulated deficit of $92,472 and used cash in operations of $38,439 for the six months ended June 30, 2015. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

+In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABV CONSULTING, INC.

August 3, 2015	By:	/s/ Andrew Gavrin
Andrew Gavrin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

