Form 10-Q/A
period 2015-06-30
ABV CONSULTING, INC.
filed 2015-08-07
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Form 10-Q/A (Amendment No. 1) (the “Amended Report”) is being filed to correct certain description regarding the Company’s business operations in Item 2 in the Quarterly Report on Form 10-Q for the period ended June 30, 2015, initially filed with the Securities and Exchange Commission on August 3, 2015 (the “Original Report”).

This Amended Report has not been updated for events occurring after the filing of the Original Report nor does it change any other disclosures contained in the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report.

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

Overview and Plan of Operations

We were incorporated in the State of Nevada on October 15, 2013. The Company provides merchandising and consulting services to craft beer brewers and distributors, as well as providing additional marketing support within the craft beer industry to retailers and other organizations as needed. While we do not directly produce alcoholic beverages, we provide services to help businesses in the industry improve their marketing, sales and operations. The Company was founded by Andrew Gavrin, a seasoned businessman who has worked in the alcoholic beverage field for the past 5 years after working as a strategy consultant for consumer product and other companies. Mr. Gavrin recognized the opportunity for a robust independent third party company that could help Craft brewers and distributors create and implement marketing, promotional and merchandising plans while working in the industry following 3 years as a strategy consultant.

While we are an early stage company, we have commenced operations and to implement our business plan. Our operations so far have continued to focus on building a brand and recruiting clients.

Social media has been a key focus on our work as it is both the source of information for many craft beer brewers, distributors, retailers and consumers. During the three months ended June 30, 2015, we have spent considerable time building our brand online via social media. We have actively engaged with both Twitter (@abvbeer) and Facebook (/abvconsulting), providing content relevant to our audience. In the three months ended June 30, 2015, we successfully begun the execution of our social media advertising campaign. As a result of our advertising and postings on Facebook, we have seen “Likes” triple from under 200 to approximately 650. On Twitter, the Company now has over 11,000 followers, including many major breweries, distributors and retailers. We will use this base of potential clients to provide relevant content and messaging. Additionally, we have continued providing blog entries located on our website (www.abvconsulting.com) and as a featured contributor to SommBeer.com (which has over 12,000 Twitter followers of their own).

Now that we have built a strong social media presence, during the third quarter of 2015 we expect to provide even more content and build more engagement through Facebook and Twitter. Additionally, our broader audience will now have access to our blog and contributor platforms for content and industry insights. It is our expectation that this will drive new relationships and enhance existing ones.

For the three months ended June 30, 2015, we also reach out to craft breweries in the United States and England to build relationships and secure engagements. While no paid engagements have been secured at this time, we are continuing to move towards this goal in accordance with our business plan and objectives.

In the next three months, the Company expects to: (1) enhance its social media presence and increase engagement on these platforms; (2) increase our visibility as a trusted expert in the field by and generating proprietary and sharing other quality content; (3) build stronger relationships with existing potential clients; (4) continue general brand building and marketing efforts; and (5) work towards a proprietary event.

We remain an early stage company and to date, our development efforts have been focused primarily on the development and marketing of our business model. In addition, to date we have limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name. In addition, our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

+In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on August 3, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABV CONSULTING, INC.

August 7, 2015	By:	/s/ Andrew Gavrin
Andrew Gavrin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

