Form 10-Q
period 2015-09-30
ABV CONSULTING, INC.
filed 2015-11-13
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

At November 13, 2015, the registrant had 5,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

ABV CONSULTING, INC.

FORM 10-Q REPORT

September 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index to Financial Statements

Condensed Balance Sheets	F-1
Condensed Statements of Operations	F-2
Condensed Statements of Cash Flows	F-3
Notes to Condensed Unaudited Financial Statements	F-4

1

ABV CONSULTING

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,647	$30,624

TOTAL CURRENT ASSETS	4,647	30,624

TOTAL ASSETS	$4,647	$30,624

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES

Accounts Payable	$9,702	$21,876
Accrued Interest - Related Party	178	-

TOTAL CURRENT LIABILITIES	9,880	21,876

LONG TERM LIABILITIES
Note Payable - Related Party	20,000	-
TOTAL LIABILITIES	29,880	21,876

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ Equity / (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,533,000 and 5,533,000 shares issued and outstanding, respectively	553	553
Additional paid in capital	78,411	73,536
Accumulated deficit	(104,197)	(65,341)
TOTAL STOCKHOLDERS'S EQUITY / (DEFICIT)	(25,233)	8,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$4,647	$30,624

See accompanying notes to condensed unaudited financial statements.

ABV CONSULTING

CONDENSED STATEMENTS OF OPERATION

(Unaudited)

	For the Three Months September 30,		For the Nine Months September 30,
	2015	2014	2015	2014

Revenue
Service Revenue, net	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	3,346	781	10,000	1,892
Professional fees	8,278	14,904	28,678	17,928
Total Operating Expenses	11,624	15,685	38,678	19,820

NET LOSS FROM OPERATIONS	(11,624)	(15,685)	(38,678)	(19,820)

Interest expense	101	-	178	-

Net loss before provision for income taxes	(11,725)	(15,685)	(38,856)	(19,820)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(11,725)	$(15,685)	$(38,856)	$(19,820)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	5,530,000	5,501,791	5,530,000	5,413,351

See accompanying notes to condensed unaudited financial statements

ABV CONSULTING

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,856)	$(19,820)
Imputed compernsation	4,875	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase / (Decrease) in accounts payable	(12,174)	647
Increase in accrued interest - related party	178	-
Net Cash Used In Operating Activities	(45,977)	(19,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	20,000	-
Proceeds from sale of common stock	-	53,300
Net Cash Provided By Financing Activities	20,000	53,300

NET INCREASE / (DECREASE) IN CASH	(25,977)	34,127

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,624	5,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,647	$39,127

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to condensed unaudited financial statements

ABV CONSULTING

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

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

(B) Going Concern

As of September 30, 2015, the Company had an accumulated deficit of $104,197 and used cash in operations of $45,977 for the nine months ended September 30, 2015. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations.

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

(C) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2015 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. Certain 2014 balances have been reclassified to conform to the 2015 presentation.

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

(G) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of September 30, 2015 and 2014, the company has no dilutive securities.

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

NOTE 4 – NOTE PAYABLE – RELATATED PARTY

On April 21, 2015 the Company entered into an unsecured promissory note in the amount of $20,000 with its Chief Executive Officer. The note is due on April 21, 2017 and bears interest at a rate of 2% per annum. Accrued interest at September 30, 2015 amounted to $178.

NOTE 5 – STOCKHOLDERS EQUITY

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 and 10,000,000 preferred shares of blank check shares par value $0.0001

During the three and nine months ended September 30, 2015 the Company imputed compensation of $1,625 and $4,875 for services provided by its Chief Executive Officer.

NOTE 6 – SUBSEQUENT EVENT

On October 8, 2015 the Company entered into an unsecured promissory note in the amount of $15,000 with its Chief Executive Officer. The note is due on October 8, 2017 and bears interest at a rate of 2% per annum.

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

Overview and Plan of Operations

ABV Consulting, Inc. has commenced operations and is beginning to implement our business plan. Our operations have continued on building a brand and recruiting clients.

ABV Consulting, Inc. is in the business of providing merchandising and consulting services to Craft beer brewers and distributors, as well as providing additional marketing support within the craft beer industry to retailers and other organizations as needed. While we do not directly produce alcoholic beverages, we provide services to help businesses in the industry improve their marketing, sales and operations. The company was founded by Andrew Gavrin, a seasoned businessman who has worked in the alcoholic beverage field for the past 5 years after working as a strategy consultant for consumer product and other companies. Mr. Gavrin recognized the opportunity for a robust independent third party company that could help Craft brewers and distributors create and implement marketing, promotional and merchandising plans while working in the industry following 3 years as a strategy consultant.

During the three months ending September 30, 2015, we have spent considerable time building our brand online as well as conducting meetings with potential clients in order to generate revenue.

Social media has been a key focus on ABV Consulting, Inc.'s work as it is both the source of information for many craft beer brewers, distributors, retailers and consumers. We have actively engaged with both Twitter (@abvbeer) and Facebook (/abvconsulting), providing content relevant to our audience. Our follower base has consistently grown and now includes over 11,000 Twitter followers and close to 700 "likes" on Facebook.

During the three months ending September 30, 2015, the company has met with breweries, retailers and other industry experts for which ABV Consulting, Inc. may be able to provide support. Potential engagements could include developing and running promotions, driving foot traffic to retail accounts, providing start-up and expansion support and offering general marketing support. We will continue exploring these relationships in the coming months and hope to advance discussions into concrete engagements in accordance with our business plan and objectives.

Now that ABV Consulting, Inc. has established a baseline of content on its Facebook and Twitter sites, the company plans to drive more engagement and enhance credibility. Additionally, using the ABV Consulting, Inc. blog platform as a content generator, additional industry insights generated by the company will have a broader audience following.

ABV Consulting, Inc. will be continuing to work closely with the breweries, distributors and retailers with which relationships have already been formed with the hope that it may be able to turn the relationships into paid engagements. ABV Consulting, Inc. will also continue its marketing efforts in order to attract new potential clients and build additional relationships.

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

In addition to the two primary sources of expected revenue outlined above, the Company believes that there will be additional, though currently unplanned for, opportunities for revenue. These could include online advertising revenue from other companies looking to attract a similar customer base, providing training on Craft beer to the general public, and licensing custom merchandising pieces for breweries, as well as other opportunities that are yet unforeseen.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

The amendments in this Update are effective for public entities for annual periods ending after December 15, 2016. Early adoption is permitted.  The effect of adoption of this standard is not expected to have a material effect on the Company.

Results of Operations

For the Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014

We have conducted minimal operations during the three months ended September 30, 2015, and we have not generated revenues during this period.  We had net losses of $11,725 for the three months ended September 30, 2015 as compared to $15,685 for the three months ended September 30, 2014.

During the three months ended September 30, 2015, we experienced general and administrative expenses of $3,346 and professional fees of $8,278 for total expenses of $11,624. These expenses consist of professional fees for legal and accounting fees. For the three months ended September 30, 2014 we experienced general and administrative expenses of $781 and professional fees of $14,904 for total expenses of $15,685.

For the Nine Months Ended September 30, 2015 as Compared to the Nine Months Ended June 30, 2014

We have conducted minimal operations during the nine months ended September 30, 2015, and we have not generated revenues during this period.  We had net losses of $38,858 for the nine months ended September 30, 2015 as compared to $19,820 for the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, we experienced general and administrative expenses of $10,000 and professional fees of $28,678 for total expenses of $38,678. These expenses consist of professional fees for legal and accounting fees. For the nine months ended September 30, 2014 we experienced general and administrative expenses of $1,892 and professional fees of $17,928 for total expenses of $19,820.

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

Our net revenues are not sufficient to fund our operating expenses. At September 30, 2015, we had a cash balance of $4,647. Since inception, we raised $68,300 from the sale of common stock and $20,000 in notes from our President and CEO to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2015.  Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Going Concern

As of September 30, 2015, the Company had an accumulated deficit of $104,197 and used cash in operations of $45,977 for the nine months ended September 30, 2015. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations.

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

ABV CONSULTING, INC.

November 13, 2015	By:	/s/ Andrew Gavrin
Andrew Gavrin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

