Form 10-K
period 2015-12-31
ABV CONSULTING, INC.
filed 2016-03-23
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As of March 22, 2016, the number of shares of common stock of the registrant outstanding is 5,533,000, par value $0.0001 per share.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

Current Operation

To date, the focus of our activity has been to pursue a networking strategy to survey the local market and build a portfolio of potential clients in the craft beer market. In this regard, our activities have included the following:

●	Building a strong online presence and reputation, with a website highlighting our services, a blog on hot industry topics, and Facebook and Twitter pages with strong followings;

●	Pursuing engagements with brewers and retailers – both on-premise and off-premise – on challenges they face and opportunities to grow their businesses; and

●	Developing initial plans around proprietary marketing initiatives that would build the Company’s reputation in the space and generate revenue.

A key element of building a foundation for the business has been our continued work on pro bono projects, which while not providing the Company with any revenue, have provided a selling story for us to bring to potential customers, as well as building trust with our pro bono clients who will hopefully be in the position to engage us after they have grown:

●	We continued to support a start-up cidery in the Philadelphia-area which began operations. During the start-up phase of the cidery, we helped them create a brand from scratch and survey the market. As they began operations, our support has ranged from providing marketing ideas to operational and fundraising support to lending sales experience in order to help them build a marketplace for their product.

●	We consulted with an up-and-coming craft brewer who needed assistance penetrating key local accounts. We developed sell sheets for them, provided guidance on target accounts and assisted with an overall growth strategy.

Our primary marketing efforts in 2015 focused on our online presence. As the craft beer industry is a forward thinking industry, engaging potential clients online is a strategy that we believe will help support our business building. With numerous apps, nearly universally-used beer rating websites, and breweries, retailers and consumers who are highly engaged in social media, we believe that a strong online/social media presence puts the Company in a well-positioned space. Our efforts and results in this area are as follows:

●	A blog, hosted on the Company website, ABVConsulting.com, which is rebroadcast by a premier craft beer industry newsletter, Sommbeer.

●	A Twitter handle – @abvbeer – with over 11,000 followers. Regular posting, highlighting industry news, retweeting of key opinion leaders in the field have supplemented an advertising effort, resulting in the Company being a widely viewed and respected source of craft beer news.

●	A Facebook page /abvconsulting, which is followed by nearly 700 people. While this has been a secondary social media target to Twitter, it is an avenue for the company to provide more depth in our postings. We have tested numerous advertising strategies, using our learnings to acquire new followers.

This strategy has proven successful, as in March 2016, the Company entered into an agreement with one of the country’s oldest craft brewers. We are hopeful that this paid engagement will be the start of a long-standing relationship, where the Company will provide ongoing marketing support to the brewer, and will open the door to other craft brewers.

Target Market

The target market consists of America's approximately 4,000 Craft breweries (as defined by the Brewers Association), and hundreds of beer distributors, who are in a fast-growing, but ultra-competitive segment of the alcoholic beverage industry. With a handful of exceptions, the breweries do not have the resources to execute standard and innovative marketing strategies in-house. The distributors, which manage multiple brands typically do not have the time to execute promotions or build world-class displays for these Craft breweries. Secondary targets include retailers and organizations that can derive value from our promotional support and expertise within the craft brewing industry.

Marketing and Sales

At this early stage of our operation, our President and sole Director handles all marketing and sales efforts. His responsibilities include developing business arrangements with brewers and distributors, directing the development of the company website and other online communication tools, and formulating marketing materials to be used during his presentations and meetings.

Competition

The primary source of competition comes from the manufacturers and distributors directly. Those that have the resources and inclination to handle these tasks in-house will not need our services. Developing and executing such promotions and other marketing techniques is typically one of their responsibilities. However, because many do not have the time, money or people to do so, they use outside companies such as:

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

Services Pricing

The cost for consulting projects will depend on the scope of the project and time required to execute it. We plan to charge a flat fee, as oppose to an hourly rate, in order to provide our clients with cost-certainty. A retainer arrangement with a client is also a potential pricing model. Additionally, expenses incurred, including travel, will be passed through to the client.

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

Holders

As of March 16, 2016, we had approximately 34 holders of our common stock.

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

Business Overview

We have commenced operations and are beginning to implement our business plan. Our operations have continued on building a brand and recruiting clients.

Our efforts during the twelve months ended December 31, 2015 have focused on building relationships with potential clients and creating a strong online and social media presence.

The craft beer industry is a forward thinking, innovative and modern industry. All of the major players, breweries and retailers have a presence online and are actively engaged with their followers. As such, the Company has decided that we would be well-positioned to be a significant player in the space as well. Our active involvement with Twitter and Facebook has generated over 11,000 followers on Twitter and almost 700 Facebook followers. We have achieved these numbers with a combination of advertising and an active participation in the space. We are hopeful that our industry leadership and the trust that we are building in the space will pay dividends with more substantive client-specific conversations down the road.

During the twelve months ended December 31, 2015, we have also continued communicating with breweries, retailers and other key players in the industry, including journalists, bloggers, and opinion leaders.

Our pro bono work supporting a start up cidery and a young craft brewery also provide the Company with optimism. While no revenue has been generated from these engagements, they are allowing us to get our foot in the door in the event that either of these industry players sees significant growth. It also provides us a selling story to other potential clients.

This strategy has proven successful, as in March 2016, the Company entered into an agreement with one of the country’s oldest craft brewers. We are hopeful that this paid engagement will be the start of a long-standing relationship, where the Company will provide ongoing marketing support to the brewer, and will open the door to contracting with other craft brewers as well. We are hopeful that in the coming year, the Company will be able to further transition its conversations, relationships and online presence to more revenue-generating engagements.

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

Results of Operations

For the years ended December 31, 2015 and December 31, 2014

We have conducted minimal operations during the year ended December 31, 2015, and we have not generated revenues during this period.  We had net losses of $46,730 for the year ended December 31, 2015 as compared to $54,527 for the year ended December 31, 2014.

During the year ended December 31, 2015, we experienced general and administrative expenses of $15,984 and professional fees of $30,399 for total expenses of $46,383. These expenses consist of professional fees for legal and accounting fees. For the year ended December 31, 2014 we experienced general and administrative expenses of $11,798 and professional fees of $42,729 for total expenses of $54,527.

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

Our net revenues are not sufficient to fund our operating expenses. At December 31, 2015, we had a cash balance of $8,513. Since inception, we raised $68,300 from the sale of common stock and $20,000 in notes from our President and CEO to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2016.  Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Going Concern

As of December 31, 2015, the Company had an accumulated deficit of $112,071 and used cash in operations of $57,111 for the year ended December 31, 2015. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

ABV Consulting, Inc.

We have audited the accompanying balance sheets of ABV Consulting, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of ABV Consulting, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $46,730 and used cash in operations of $57,111 for the year ended December 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT & WEBB P.A.

Certified Public Accountants

Boynton Beach, Florida

March 23, 2016

ABV CONSULTING

BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash	$8,513	$30,624

TOTAL CURRENT ASSETS	8,513	30,624

TOTAL ASSETS	$8,513	$30,624

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES

Accounts Payable	$4,648	$21,876

TOTAL CURRENT LIABILITIES	4,648	21,876

LONG TERM LIABILITIES
Accrued Interest - Related Party	347	-
Note Payable - Related Party	35,000	-

TOTAL LONG TERM LIABILITIES	35,347	-

TOTAL LIABILITIES	39,995	21,876

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,533,000 and 5,533,000 shares issued and outstanding, respectively	553	553
Additional paid in capital	80,036	73,536
Accumulated deficit	(112,071)	(65,341)
TOTAL STOCKHOLDERS'S EQUITY / (DEFICIT)	(31,482)	8,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$8,513	$30,624

See accompanying notes to financial statements.

ABV CONSULTING

 STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014

Revenue
Service Revenue, net	$-	$-

OPERATING EXPENSES
General and administrative	15,984	11,798
Professional fees	30,399	42,729
Total Operating Expenses	46,383	54,527

NET LOSS FROM OPERATIONS	(46,383)	(54,527)

Interest expense	347	-

Net loss before provision for income taxes	(46,730)	(54,527)

Provision for Income Taxes	-	-

NET LOSS	$(46,730)	$(54,527)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	5,530,000	5,204,977

See accompanying notes to financial statements.

ABV CONSULTING

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,730)	$(54,527)
Imputed compensation	6,500	6,500
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase / (Decrease) in accounts payable	(17,228)	21,876
Increase in accrued interest - related party	347	-
Net Cash Used In Operating Activities	(57,111)	(26,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	35,000	-
Proceeds from sale of common stock	-	51,775
Net Cash Provided By Financing Activities	35,000	51,775

NET INCREASE / (DECREASE) IN CASH	(22,111)	25,624

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,624	5,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,513	$30,624

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to financial statements.

ABV CONSULTING

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the years ended December 31, 2015 and 2014

								Total
	Preferred Stock		Common Stock		Additional			Stockholders'
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2013	-	$-	5,200,000	$520	$35,294	$(20,000)	$(10,814)	$5,000

Sale of common stock	-	-	333,000	33	33,267	-	-	33,300

Collection of subscription receivable	-	-	-	-	-	20,000	-	20,000

Offering costs	-	-	-	-	(1,525)	-	-	(1,525)

Imputed Compensation	-	-	-	-	6,500	-	-	6,500

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	(54,527)	(54,527)

Balance December 31, 2014	-	-	5,533,000	553	73,536	-	(65,341)	8,748

Imputed Compensation	-	-	-	-	6,500	-	-	6,500

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	(46,730)	(46,730)

Balance December 31, 2015	-	$-	5,533,000	$553	$80,036	$-	$(112,071)	$(31,482)

See accompanying notes to financial statements.

ABV CONSULTING

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

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

(B) Going Concern

As of December 31, 2015, the Company had an accumulated deficit of $112,071 and used cash in operations of $57,111 for the year ended December 31, 2015. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations.

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

(C) Risks and Uncertainties

The Company is a business whose planned principal operations is to provide merchandising and consulting services to the Craft beer brewers and distributors as well as providing marketing support within the craft beer industry. The Company is currently conducting research and development activities to operationalize certain high-risk environments.

During the last year, the Company has continued to communicate with breweries, retailers and other key players in the industry and increasing our online presence through our blog, facebook and twitter pages. The Company also continues to seek additional funding to continue to expand our presence in the industry.

The Company's activities are subject to significant risks and uncertainties, including failing to secure any consulting agreements and additional funding.

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

(F) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of December 31, 2015 and 2014, the company has no dilutive securities.

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

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal & State blended rate of 40.59% as follows:

	December 31,
	2015	2014
Expected income tax (benefit) expense at the statutory rate of 40.59%	$(17,020)	$(22,134)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	2,446	2,639
Change in valuation allowance	14,574	19,496

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	December 31,
	2015	2014
Deferred income tax asset:
Net operating loss carryforwards	$38,460	$23,886
Valuation allowance	(38,460)	(23,886)
Deferred income taxes	$-	$-

As of December 31, 2015, the Company has a net operating loss carry forward of approximately $73,300 available to offset future taxable income through 2035. This results in deferred tax assets of approximately $38,460 as of December 31, 2015. The valuation allowance at December 31, 2015 was approximately $38,460. The change in the valuation allowance for the year ended December 31, 2015 was an increase of $14,574. Tax returns for the years ended December 31, 2015, 2014 and 2013 are subject to examination by the Internal Revenue Service.

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

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

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On April 21, 2015 the Company entered into an unsecured promissory note in the amount of $20,000 with its Chief Executive Officer. The note is due on April 21, 2017 and bears interest at a rate of 2% per annum. Accrued interest at December 31, 2015 amounted to $278.

On October 8, 2015 the Company entered into an unsecured promissory note in the amount of $15,000 with its Chief Executive Officer. The note is due on October 8, 2017 and bears interest at a rate of 2% per annum. Accrued interest at December 31, 2015 amounted to $69.

NOTE 5 – STOCKHOLDERS EQUITY

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 and 10,000,000 preferred shares of blank check shares par value $0.0001.

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

During the years ended December 31, 2015 and 2014 the Company imputed compensation of $6,500 and $6,500 for services provided by its Chief Executive Officer.

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

(2)	New Independent Registered Public Accounting Firm

On February 23, 2015, the Board of Directors of the Company engaged Liggett & Webb, P.A. (“LW”) as its new independent registered public accounting firm to audit and review the Company’s financial statements. During the most recent fiscal year ended December 31, 2013 and any subsequent interim periods through the date hereof prior to the engagement of LW, neither the Company, nor someone on its behalf, has consulted LW regarding:

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our management has determined that as of December 31, 2015, the Company's internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We had no outstanding equity awards as of December 31, 2015.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 5,533,000 shares issued and outstanding as of March 16, 2016.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Andrew Gavrin	5,000,000	90.33%

All Executive Officers and Directors as a group (1 person)	5,000,000	90.33%

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following sets forth a summary of transactions since the beginning of the fiscal year of 2014, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On April 21, 2015 the Company entered into an unsecured promissory note in the amount of $20,000 with its Chief Executive Officer. The note is due on April 21, 2017 and bears interest at a rate of 2% per annum. Accrued interest at December 31, 2015 amounted to $278.

On October 8, 2015 the Company entered into an unsecured promissory note in the amount of $15,000 with its Chief Executive Officer. The note is due on October 8, 2017 and bears interest at a rate of 2% per annum. Accrued interest at December 31, 2015 amounted to $69.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $11,500 and $6,500 for the fiscal year ended December 31, 2015 and 2014, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were billed $450 and $450, respectively, for professional services rendered for tax return preparation.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

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

All of the above services and fees were reviewed and approved by the entire board of directors before the respective services were rendered.

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

ABV CONSULTING, INC.

March 23, 2016	By:	/s/ Andrew Gavrin
Andrew Gavrin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Gavrin	President, Chief Executive Officer,	March 23, 2016
Andrew Gavrin	Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)

