Form 10-Q
period 2016-03-31
ABV CONSULTING, INC.
filed 2016-05-16
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of May 16, 2016, the registrant had 5,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

ABV CONSULTING, INC.

FORM 10-Q REPORT

March 31, 2016

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index to Financial Statements

Condensed Balance Sheets	2
Condensed Statements of Operations	3
Condensed Statements of Cash Flows	4
Notes to Condensed Unaudited Financial Statements	5-7

ABV CONSULTING

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,365	$8,513

TOTAL CURRENT ASSETS	2,365	8,513

TOTAL ASSETS	$2,365	$8,513

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	$13,034	$4,648

TOTAL CURRENT LIABILITIES	13,034	4,648

LONG TERM LIABILITIES
Accrued Interest - Related Party	522	347
Note Payable - Related Party	35,000	35,000

TOTAL LONG TERM LIABILITIES	35,522	35,347

TOTAL LIABILITIES	48,556	39,995

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,533,000 and 5,533,000 shares issued and outstanding, respectively	553	553
Additional paid in capital	81,661	80,036
Accumulated deficit	(128,405)	(112,071)
TOTAL STOCKHOLDERS'S DEFICIT	(46,191)	(31,482)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,365	$8,513

See accompanying notes to condensed unaudited financial statements.

ABV CONSULTING

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	2016	2015

Revenue
Service Revenue, net	$-	$-

OPERATING EXPENSES
General and administrative	3,171	3,175
Professional fees	12,989	14,072
Total Operating Expenses	16,160	17,247

NET LOSS FROM OPERATIONS	(16,160)	(17,247)

Interest expense	174	-

Net loss before provision for income taxes	(16,334)	(17,247)

Provision for Income Taxes	-	-

NET LOSS	$(16,334)	$(17,247)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	5,533,000	5,533,000

See accompanying notes to condensed unaudited financial statements.

ABV CONSULTING

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,334)	$(17,247)
Imputed compensation	1,625	1,625
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase / (Decrease) in accounts payable	8,386	(6,358)
Increase in accrued interest - related party	175	-
Net Cash Used In Operating Activities	(6,148)	(21,980)

NET DECREASE IN CASH	(6,148)	(21,980)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,513	30,624

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,365	$8,644

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to condensed unaudited financial statements.

ABV CONSULTING

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

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

(B) Going Concern

As of March 31, 2016, the Company had an accumulated deficit of $128,405 and used cash in operations of $6,148 for the three month ended March 31, 2016. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations.

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

(C) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2016 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation

(D) Risks and Uncertainties

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

(F) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of March 31, 2016 and 2015, the company has no dilutive securities.

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

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On April 21, 2015, the Company entered into an unsecured promissory note in the amount of $20,000 with its Chief Executive Officer. The note is due on April 21, 2017 and bears interest at a rate of 2% per annum. Accrued interest at March 31, 2016 and December 31, 2015 amounted to $378 and $278, respectively.

On October 8, 2015, the Company entered into an unsecured promissory note in the amount of $15,000 with its Chief Executive Officer. The note is due on October 8, 2017 and bears interest at a rate of 2% per annum. Accrued interest at March 31, 2016 and December 31, 2015 amounted to $144 and $69.

NOTE 5 – STOCKHOLDERS EQUITY

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 and 10,000,000 preferred shares of blank check shares par value $0.0001.

During the three months ended March 31, 2016 and 2015, the Company imputed compensation of $1,625 and $1,625, respectively, for services provided by its Chief Executive Officer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the quarter ended March 31, 2016. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

Business Overview

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

In March 2016, we entered into an agreement with one of the country’s oldest craft brewers to assist in the brewery’s marketing strategy. Our efforts during the first quarter of 2016 were primarily focused on securing this engagement, and once signed, providing exceptional work for our client, in order to ensure continuing engagements with the client and referrals to other craft brewers. In addition, we have focused our efforts on social media engagement. We now have almost 11,400 Twitter followers and almost 700 Facebook fans. Through social media, we are continuing to push our message that we are in perfect position to provide marketing support to the growing craft beer industry. We are showcasing our expertise in the industry by highlighting and providing input on key industry issues, offering marketing and sales support ideas, and networking with key opinion makers.

In the first quarter of 2016, we have also maintained our relationship with a start-up cidery in Philadelphia which is expected to commence operations in the back half of 2016. We have held discussions regarding supporting a large festival in the third quarter of 2017, and have continued to hold discussions with breweries and retailers across the country. In May 2016, we will be attending the national Craft Brewers Conference in Philadelphia with the hope of building relationships with additional craft breweries. We will continue delivering for our client under our engagement, will look to expand this relationship and use this as a reference for additional clients, and will continue our aggressive social media campaign.

Despite our efforts to implement our business plan, we have not generated any revenue since inception. As a result, we consider acquiring a business which is either a company that has recently commenced its operations and is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital or is seeking to expand into new markets. Alternatively, a business combination may involve the acquisition of or merger with, a company which does not need substantial additional capital but desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in an initial public offering.

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

In addition to the two primary sources of expected revenue outlined above, the Company believes that there will be additional sources, though currently unplanned for, opportunities for revenue. These could include online advertising revenue from other companies looking to attract a similar customer base, providing training on Craft beer to the general public, and licensing custom merchandising pieces for breweries, as well as other opportunities that are yet unforeseen.

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

Results of Operations

For the Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015

We have conducted minimal operations during the three months ended March 31, 2016, and we have not generated revenues during this period.  We had net losses from operating of $16,160 for the three months ended March 31, 2016 as compared to $17,247 for the three months ended March 31, 2015.

During the three months ended March 31, 2016, we experienced general and administrative expenses of $3,171 and professional fees of $12,989 for total expenses of $16,160. These expenses consist of professional fees for Legal and Accounting fees. For the three months ended March 31, 2015, we experienced general and administrative expenses of $3,175 and professional fees of $14,072 for total expenses of $17,247.

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

Our net revenues are not sufficient to fund our operating expenses. At March 31, 2016, we had a cash balance of $ 2,365. Since inception, we raised $68,300 from the sale of common stock and $35,000 in notes from our President and CEO to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2016.  Therefore, our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Going Concern

As of March 31, 2016, the Company had an accumulated deficit of $128,405 and used cash in operations of $6,148 for the three month ended March 31, 2016. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations.

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

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABV CONSULTING, INC.

May 16, 2016	By:	/s/ Andrew Gavrin
Andrew Gavrin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

