Form 10-Q
period 2016-06-30
ABV CONSULTING, INC.
filed 2016-08-15
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-198567

ABV CONSULTING, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-3997344
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

306 Clairmont Road, Villanova, PA	19085
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: 1-215-432-5553

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 15, 2016
Common Stock, $0.0001 par value	5,533,000

ABV CONSULTING, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABV CONSULTING, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,003	$8,513

TOTAL CURRENT ASSETS	1,003	8,513

TOTAL ASSETS	$1,003	$8,513

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	$14,961	$4,648
Note Payable - Related Party	20,000	-
Notes Payable	12,500	-

TOTAL CURRENT LIABILITIES	47,461	4,648

LONG TERM LIABILITIES
Accrued Interest - Related Party	696	347
Note Payable - Related Party	15,000	35,000

TOTAL LONG TERM LIABILITIES	15,696	35,347

TOTAL LIABILITIES	63,157	39,995

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,533,000 and 5,533,000 shares issued and outstanding, respectively	553	553
Additional paid in capital	83,286	80,036
Accumulated deficit	(145,993)	(112,071)
TOTAL STOCKHOLDERS'S DEFICIT	(62,154)	(31,482)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,003	$8,513

See accompanying notes to the condensed unaudited financial statements.

ABV CONSULTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue
Service Revenue, net	$1,000	$-	$1,000	$-

OPERATING EXPENSES
General and administrative	15,721	3,536	18,892	6,714
Professional fees	2,692	6,271	15,681	20,340
Total Operating Expenses	18,413	9,807	34,573	27,054

NET LOSS FROM OPERATIONS	(17,413)	(9,807)	(33,573)	(27,054)

Interest expense	(175)	(77)	(349)	(77)

Net loss before provision for income taxes	(17,588)	(9,884)	(33,922)	(27,131)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(17,588)	$(9,884)	$(33,922)	$(27,131)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	5,533,000	5,533,000	5,533,000	5,533,000

See accompanying notes to the condensed unaudited financial statements.

ABV CONSULTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,922)	$(27,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	3,250	3,250
Changes in operating assets and liabilities:
Increase / (Decrease) in accounts payable	10,313	(14,635)
Increase in accrued interest - related party	349	77
Net Cash Used In Operating Activities	(20,010)	(38,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	20,000
Proceeds from notes payable	12,500	-
Net Cash Provided By Financing Activities	12,500	20,000

NET DECREASE IN CASH	(7,510)	(18,439)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,513	30,624

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,003	$12,185

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to the condensed unaudited financial statements.

ABV CONSULTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

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

(B) Going Concern

As of June 30, 2016, the Company had an accumulated deficit of $145,993 and used cash in operations of $20,010 for the six month ended June 30, 2016. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed unaudited financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

(C) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2016 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

ABV CONSULTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

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

During the three and six months ended June 30, 2016, 100% of the Company’s revenues was received from one customer.

(E) Segments

The Company operates in one segment and therefore segment information is not presented.

(F) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of June 30, 2016 and 2015, the company has no dilutive securities.

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

(H) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

ABV CONSULTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

No other accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

NOTE 4 – NOTE PAYABLE

On May 24, 2016 the Company borrowed $12,500 from an unrelated third party pursuant to the terms of non-interest bearing, unsecured promissory note issued by the Company. The proceeds of the loan will be used for expenses to be incurred by the Company for filing an application and payment of listing fees for the listing of its common stock on the OTCQB tier of the OTC Markets. The principal amount of the loan will become due in full in the event the Company’s controlling shareholder fails to enter into an agreement to sell his shares to a third party or upon a breach by any such shareholder under the terms of such agreement (the “Maturity Date”). In the event the Company does not faithfully, and punctually perform all of its obligations under the terms of the promissory note, the lender may, at its option, (i) declare the entire unpaid principal balance of the promissory note together with accrued and unpaid interest at the highest lawful rate immediately due and payable; and (ii) pursue any other remedy available to lender at law or in equity. (See Note 7).

NOTE 5 – NOTE PAYABLE – RELATED PARTY

On April 21, 2015, the Company entered into an unsecured promissory note in the amount of $20,000 with its Chief Executive Officer. The note is due on April 21, 2017 and bears interest at a rate of 2% per annum. Accrued interest at June 30, 2016 and December 31, 2015 amounted to $478 and $278, respectively.

On October 8, 2015, the Company entered into an unsecured promissory note in the amount of $15,000 with its Chief Executive Officer. The note is due on October 8, 2017 and bears interest at a rate of 2% per annum. Accrued interest at June 30, 2016 and December 31, 2015 amounted to $218 and $69, respectively.

NOTE 6 – STOCKHOLDERS EQUITY

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 and 10,000,000 preferred shares of blank check shares par value $0.0001.

During the three and six months ended June 30, 2016 and 2015, the Company imputed compensation of $1,625, $3,250, $1,625 and $3,250, respectively, for services provided by its Chief Executive Officer.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material events except as follows:

On August 5, 2016, in connection with the sale of a controlling interest in the Company, Andrew Gavrin, the Company’s Chief Executive Officer and Director entered into a Share Purchase Agreement (the “Agreement”) with Ping Zhang (the “Purchaser”), whereby the Purchaser agreed to purchase from Mr. Gavrin a total of 5,000,000 shares of the Company’s common stock for an aggregate price of $228,400.00, Mr. Gavrin’s assumption and payment of certain debts owed to the Company including the promissory note discussed in Note 4 and cancellation of other debts of the Company owed to Mr. Gavrin.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 23, 2016.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

The Company

Plan of Operations

ABV Consulting, Inc. (the “Company”) is in the business of providing merchandising and consulting services to Craft beer brewers and distributors, as well as providing additional marketing support within the craft beer industry to retailers and other organizations as needed. While we do not directly produce alcoholic beverages, we provide services to help businesses in the industry improve their marketing, sales and operations.

In March 2016, the Company entered into an agreement with one of the country’s oldest craft brewers to assist in the brewery’s marketing strategy. Our efforts during Q2 were primarily focused on providing services to our client under this agreement which we completed during the second quarter. The Company is currently focused on networking during two industry events in Philadelphia, PA – the annual Craft Brewers Conference and Philadelphia Beer Week. We have also continued to push our brand via social media by providing input on key industry issues, and offering marketing and sales support ideas to our Facebook and Twitter followers.

Recent Events

On August 5, 2016, in connection with the sale of a controlling interest in the Company, Andrew Gavrin, the Company’s Chief Executive Officer and Director entered into a Share Purchase Agreement (the “Agreement”) with Ping Zhang (the “Purchaser”), whereby the Purchaser agreed to purchase from Mr. Gavrin a total of 5,000,000 shares of the Company’s common stock for an aggregate price of $228,400. Mr. Gavrin’s assumption and payment of certain debts owed to the Company including the promissory note discussed in Note 4 and cancellation of other debts of the Company owed to Mr. Gavrin. Following completion of this transaction, Mr. Gavrin has agreed to act as a consultant to the Company to assist its planned new management in the transition of the Company’s existing operations while it explores additional business opportunities.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2016 and 2015. For comparative purposes, we are comparing the three and six months ended June 30, 2016, to the three and six months ended June 30, 2015. The following discussion should be read in conjunction with the Company’s condensed financial statements and the related notes included in this quarterly report.

Revenue. Service revenue, net was $1,000 for the three and six month periods ended June 30, 2016, an increase of $1,000 compared to the same periods in 2015. The increase is a result of revenue from our craft brewing marketing contract. We expect a decrease in revenue as a result of the expiration of this agreement.

Operating Expenses. Total operating expenses were $18,413 and $9,807 for the three months ended June 30, 2016 and June 30, 2015, respectively. Total operating expenses were $34,573 and $27,054 for the six months ended June 30, 2016 and June 30, 2015, respectively. These increases are primarily attributable to increases in general and administrative expenses, partially offset by a reduction in professional fees. We are unable to forecast our future operating expenses as we continue to attempt to develop our current operations and explore additional business opportunities.

Interest Expense. Interest expense was $175 and $77 for the three months ended June 30, 2016 and June 30, 2015, respectively. Interest expense was $349 and $77 for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase is primarily attributable to an increase in borrowings.

Net Loss. The net loss was $17,588 and $9,884 for the three months ended June 30, 2016 and June 30, 2015, respectively. The net loss was $33,922 and $27,131 for the six months ended June 30, 2016 and June 30, 2015, respectively. This increase is a result of the increase in operating expenses and Interest Expenses, partially offset by an increase in service revenue, net discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2016, our working capital amounted to $(46,458), a decrease of $50,323 as compared to working capital of $3,865, as of December 31, 2015. This decrease is primarily a result of increases in notes and accounts payable and a reduction in cash. Working capital deficit consisted primarily of accounts payable and notes payable of $47,461, partially offset by cash of $1,003.

Net cash used in operating activities was $20,010 during the six month period ended June 30, 2016 compared to $38,439 in the six month period ended June 30, 2015. The decrease in cash used in operating activities is primarily attributable to an increase in net loss and partially offset by an increase in accounts payable.

Net cash provided by financing activities was $12,500 during the six month period ended June 30, 2016 compared to $20,000 in the six month period ended June 30, 2015. The decrease in cash provided by financing activities is a result of a decrease in related party notes, partially offset by an increase in a note received from an unrelated party.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further issuances of our securities and loans from our principal shareholders. Our working capital requirements are expected to increase in line with the growth of our business.

Existing cash, further advances and debt instruments, and anticipated cash flow are not expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the sales of equity and shareholder loans. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Going Concern Consideration

We have incurred significant losses since our inception on October 15, 2013. We had a net loss from operation during the six month period ended June 30, 2016 of $33,922 and an accumulated deficit of $145,993 as of June 30, 2016. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year ended December 31, 2015, our auditor included a statement that as a result of these conditions, there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2016, we have no off-balance sheet arrangements that meet such criterion.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our Condensed Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2016 for the reasons discussed below.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of disclosure controls and procedures as of June 30, 2016:

●	Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

●	Significant Deficiencies – Inadequate segregation of duties.

We expect to be materially dependent upon third parties to provide us with accounting consulting services related to derivative liability treatment and for other accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting for derivative liability treatment discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 24, 2016 the Company borrowed $12,500 from an unrelated third party pursuant to the terms of non-interest bearing, unsecured promissory note issued by the Company. The proceeds of the loan will be used for expenses to be incurred by the Company for filing an application and payment of listing fees for the listing of its common stock on the OTCQB tier of the OTC Markets. The principal amount of the loan will become due in full in the event the Company’s controlling shareholder fails to enter into an agreement to sell his shares to a third party or upon a breach by any such shareholder under the terms of such agreement. In the event the Company does not faithfully, and punctually perform all of its obligations under the terms of the promissory note, the lender may, at its option, (i) declare the entire unpaid principal balance of the promissory note together with accrued and unpaid interest at the highest

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Section 302 Certificate of Principal Executive Officer.

31.2*	Section 302 Certificate of Principal Financial Officer.

32.1*	Section 906 Certificate of Principal Executive Officer and Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABV CONSULTING, INC.

Dated: August 15, 2016	By:	/s/ Andrew Gavrin
Andrew Gavrin
President, Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

-  11 -