Form 10-Q
period 2016-09-30
ABV CONSULTING, INC.
filed 2016-12-07
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-198567

ABV CONSULTING, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-3997344
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Unit A, 21st Floor, 128 Wellington Street Central, Hong Kong
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (852) 3106 2226

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 17, 2016
Common Stock, $0.0001 par value	5,533,000

ABV CONSULTING, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABV CONSULTING, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$8,513

TOTAL CURRENT ASSETS	-	8,513

TOTAL ASSETS	$-	$8,513

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	$10,163	$4,648

TOTAL CURRENT LIABILITIES	10,163	4,648

LONG TERM LIABILITIES
Accrued Interest - Related Party	-	347
Note Payable - Related Party	-	35,000

TOTAL LONG TERM LIABILITIES	-	35,347

TOTAL LIABILITIES	10,163	39,995

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,533,000 and 5,533,000 shares issued and outstanding, respectively	553	553
Additional paid in capital	144,168	80,036
Accumulated deficit	(154,884)	(112,071)
TOTAL STOCKHOLDERS'S DEFICIT	(10,163)	(31,482)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$8,513

See accompanying notes to the condensed unaudited financial statements.

ABV CONSULTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue
Service Revenue, net	$1,000	$-	$2,000	$-

OPERATING EXPENSES
General and administrative	2,906	3,346	21,798	10,000
Professional fees	6,985	8,278	22,666	28,678
Total Operating Expenses	9,891	11,624	44,464	38,678

NET LOSS FROM OPERATIONS	(8,891)	(11,624)	(42,464)	(38,678)

Interest expense	-	101	349	178

Net loss before provision for income taxes	(8,891)	(11,725)	(42,813)	(38,856)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(8,891)	$(11,725)	$(42,813)	$(38,856)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	5,533,000	5,533,000	5,533,000	5,533,000

See accompanying notes to the condensed unaudited financial statements.

ABV CONSULTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,813)	$(38,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	3,250	4,875
Changes in operating assets and liabilities:
Increase / (Decrease) in accounts payable	5,515	(12,174)
Increase in accrued interest - related party	349	178
Net Cash Used In Operating Activities	(33,699)	(45,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	20,000
Capital contribution	25,186	-
Repayment of note payable	(12,500)	-
Proceeds from notes payable	12,500	-
Net Cash Provided By Financing Activities	25,186	20,000

NET DECREASE IN CASH	(8,513)	(25,977)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,513	30,624

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$4,647

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

Other non cash investing & financing activities:
Capital contribution of accrued interest from related party	$696	$-
Capital contribution of notes payable from related party	$35,000	$-

See accompanying notes to the condensed unaudited financial statements.

ABV CONSULTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

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

(B) Going Concern

As of September 30, 2016, the Company had an accumulated deficit of $154,884 and used cash in operations of $33,699 for the nine months ended September 30, 2016. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations.

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

(C) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2016 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

AS OF SEPTEMBER 30, 2016

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

During the three and nine months ended September 30, 2016, 100% of the Company’s revenues was received from one customer.

(E) Segments

The Company operates in one segment and therefore segment information is not presented.

(F) Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of September 30, 2016 and 2015, the company has no dilutive securities.

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

AS OF SEPTEMBER 30, 2016

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

NOTE 4 – NOTE PAYABLE

On May 24, 2016 the Company borrowed $12,500 from an unrelated third party pursuant to the terms of non-interest bearing, unsecured promissory note issued by the Company. The proceeds of the loan will be used for expenses to be incurred by the Company for filing an application and payment of listing fees for the listing of its common stock on the OTCQB tier of the OTC Markets. The principal amount of the loan will become due in full in the event the Company’s controlling shareholder fails to enter into an agreement to sell his shares to a third party or upon a breach by any such shareholder under the terms of such agreement (the “Maturity Date”). In the event the Company does not faithfully, and punctually perform all of its obligations under the terms of the promissory note, the lender may, at its option, (i) declare the entire unpaid principal balance of the promissory note together with accrued and unpaid interest at the highest lawful rate immediately due and payable; and (ii) pursue any other remedy available to lender at law or in equity. On August 22, 2016, the Former Chief Executive Officer repaid the promissory note in the amount of $12,500.

NOTE 5 – NOTE PAYABLE – RELATED PARTY

On April 21, 2015, the Company entered into an unsecured promissory note in the amount of $20,000 with its Former Chief Executive Officer. The note is due on April 21, 2017 and bears interest at a rate of 2% per annum. On August 22, 2016, The Former Chief Executive Officer forgave the promissory note in the amount of $20,000 and accrued interest of $478. The forgiveness of the loans and accrued interest has been treated as a capital contribution. Accrued interest at December 31, 2015 amounted to $278. (See note 7.)

On October 8, 2015, the Company entered into an unsecured promissory note in the amount of $15,000 with its Former Chief Executive Officer. The note is due on October 8, 2017 and bears interest at a rate of 2% per annum. On August 22, 2016, The Former Chief Executive Officer forgave the promissory note in the amount of $20,000 and accrued interest of $218. The forgiveness of the loans and accrued interest has been treated as a capital contribution. Accrued interest at December 31, 2015 amounted to $69. (See note 7.)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On August 22, 2016, The Former Chief Executive Officer entered into a consulting agreement with the Company whereby he agreed to provide sales and customer service and collection of accounts receivable in exchange for the right to retain up to $4,000 of accounts receivable due the Company. The agreement is on an “at-will” basis and may be terminated by the Company after 30 days’ notice. As of September 30, 2016, the Company has received and paid the Former Chief Executive Officer $2,000.

ABV CONSULTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 7 – STOCKHOLDERS EQUITY

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 and 10,000,000 preferred shares of blank check shares par value $0.0001.

During the three and nine months ended September 30, 2016 and 2015, the Company imputed compensation of $1,625, $3,250, $1,625 and $4,872, respectively, for services provided by its Former Chief Executive Officer.

On August 22, 2016, in connection with the sale of a controlling interest in the Company, its Former Chief Executive Officer of the Company entered into and closed on that certain Share Purchase Agreement (the “Agreements”) with Ms. Ping Zhang (“Ms. Zhang”), whereby Ms. Zhang purchased from the Seller a total of 5,000,000 shares of the Company’s common stock (the “Shares”) for an aggregate price of $228,400. In addition, The Former Chief Executive Officer agreed pay $25,186 of debts of the Company in addition to the cancellation of the $35,000 notes payable and accrued interest of $696. The Shares acquired represent approximately 90.37% of the issued and outstanding shares of common stock of the Company.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to the date these financial statements were issued, and has determined that it does not have any material events except as follows:

Subsequent to September 30, 2016 a related party advanced $16,953 to pay invoices on behalf of the Company. The amounts are payable upon demand.

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

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

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

Recent Events

On August 22, 2016, in connection with the sale of a controlling interest in the Company, Wai Lim Wong, the Company’s Chief Executive Officer and Director entered into a Share Purchase Agreement (the “Agreement”) with Ping Zhang (the “Purchaser”), whereby the Purchaser agreed to purchase from Mr. Gavrin a total of 5,000,000 shares of the Company’s common stock for an aggregate price of $228,400. Mr. Gavrin’s assumption and payment of certain debts owed to the Company including the promissory note discussed in Note 7 and cancellation of other debts of the Company owed to Mr. Gavrin. Following completion of this transaction, Mr. Gavrin agreed to act as a consultant to the Company to assist its new management in the transition of the Company’s existing operations while it explores additional business opportunities.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2016 and 2015. For comparative purposes, we are comparing the three and nine months ended September 30, 2016, to the three and nine months ended September 30, 2015. The following discussion should be read in conjunction with the Company’s condensed financial statements and the related notes included in this quarterly report.

Revenue. Service revenue, net was $1,000 for the three month period ended September 30, 2016 and $2,000 for the nine month period, an increase of $1,000 and $2,000 respectively, compared to the same periods in 2015. The increases are a result of revenue from our craft brewing marketing contract. We expect a decrease in revenue in future periods as a result of the expiration of this agreement.

Operating Expenses. Total operating expenses were $9,891 and $11,624 for the three months ended September 30, 2016 and September 30, 2015, respectively. Total operating expenses were $44,464 and $38,678 for the nine months ended September 30, 2016 and September 30, 2015, respectively. The decrease during the three month period was a result of lower operating expenses as we refocus our business operations and the increase in the nine month period was primarily attributable to increases in general and administrative expenses, partially offset by a reduction in professional fees. We are unable to forecast our future operating expenses as we continue to attempt to develop our current operations and explore additional business opportunities.

Interest Expense. Interest expense was $0 and $101 for the three months ended September 30, 2016 and September 30, 2015, respectively. Interest expense was $349 and $178 for the nine months ended September 30, 2016 and September 30, 2015, respectively. The increase during the three month period is attributable to a reduction in borrowings that occurred upon the change in control in August 2016 and the increase during the nine month period was a result of increases in shareholder loans in prior periods.

Net Loss. The net loss was $8,891 and $11,725 for the three months ended September 30, 2016 and September 30, 2015, respectively. The net loss was $42,813 and $38,856 for the nine months ended September 30, 2016 and September 30, 2015, respectively. The decrease in the three month period is a result of the decrease in operating expenses and interest expenses, partially offset by an increase in service revenue, net discussed above. The increase in the nine-month period is a result of the increase in operating expenses and Interest Expenses, partially offset by an increase in service revenue, net discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2016, our working capital amounted to $(10,163), a decrease of $6,298 as compared to working capital of $3,865, as of December 31, 2015. This decrease is primarily a result of an increase in accounts payable and a reduction in cash. Working capital deficit consisted of accounts payable of $10,163.

Net cash used in operating activities was $33,699 during the nine month period ended September 30, 2016 compared to $45,977 in the nine month period ended September 30, 2015. The reduction in cash used in operating activities is primarily attributable to an increase in accounts payable and accrued interest, partially offset by an increase in net loss.

Net cash provided by financing activities was $25,186 during the nine month period ended September 30, 2016 compared to $20,000 in the nine month period ended September 30, 2015. The increase in cash provided by financing activities is a result of capital contributions and the proceeds from a note payment, partially offset by a decrease in related party notes.

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

Going Concern Consideration

We have incurred significant losses since our inception on October 15, 2013. We had a net loss from operation during the nine month period ended September 30, 2016 of $42,813 and an accumulated deficit of $154,884 as of September 30, 2016. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of September 30, 2016, we have no off-balance sheet arrangements that meet such criterion.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2016 for the reasons discussed below.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2016:

●	Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

●	Significant Deficiencies – Inadequate segregation of duties.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Debt Cancellation Acknowledgement entered into between ABV Consulting, Inc. and Andrew Gavrin dated August 22, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2016).

10.2	Services Agreement entered into between ABV Consulting, Inc. and Andrew Gavrin dated August 22, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2016).

10.3	Share Purchase Agreement entered into between Andrew Gavrin and Ping Zhang dated as of August 22, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2016).

31.1*	Section 302 Certificate of Principal Executive Officer.

31.2*	Section 302 Certificate of Principal Financial Officer.

32.1*	Section 906 Certificate of Principal Executive Officer and Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABV CONSULTING, INC.

Dated: December 7, 2016	By:	/s/ Wai Lim Wong
Wai Lim Wong
President, Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)