Form 10-K
period 2016-12-31
ABV CONSULTING, INC.
filed 2017-03-31
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-198567

ABV Consulting, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-3997344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit A, 21st Floor, 128 Wellington Street Central, Hong Kong
(Address of principal executive offices)	(Zip Code)

(852) 3106-2226

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $26,650,000 based on the closing price on June 30, 2016.

As of March 28, 2017, the number of shares of common stock of the registrant outstanding is 1,985,533,000, par value $0.0001 per share.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “pursue,” “expect,” “anticipate,” “predict,” “project,” “goals,” “strategy,” “future,” “likely,” “forecast,” “potential,” “continue,” negatives thereof or similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

•	Potential acquisition or merger targets;
•	Business strategies;
•	Future cash flows;
•	Financing plans;
•	Plans and objectives of management;
•	Any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results; and
•	Any other statements that are not historical facts.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	Volatility or decline of our stock price;
•	Potential fluctuation of quarterly results;
•	Failure of the Company to earn revenues or profits;
•	Inadequate capital to continue or expand our business, and inability to raise additional capital or financing to implement its business plans;
•	Decline in demand for our products and services;
•	Rapid adverse changes in markets;
•	Litigation with or legal claims and allegations by outside parties against the Company;
•	Insufficient revenues to cover operating costs;
•	Inability to source attractive investment dealflow on terms favorable to the Company; and
•	Such other factors as discussed throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016.

There is no assurance that we will be profitable, we may not be able to attract or retain qualified executives and personnel, we may not be able to obtain customers for future products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Annual Report on Form 10-K. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Annual Report, or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

Overview of Corporate History

ABV Consulting, Inc. (“we,” “us,” “our,” “ABVN” or the “Company”) was incorporated in the state of Nevada on October 15, 2013. At formation, the Company authorized 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. In connection with our formation, the Company’s founder, Andrew Gavrin, received 5,000,000 shares of common stock as founder shares, and Mr. Gavrin served as the Company’s chief executive officer, chief financial officer and sole director from the time of incorporation until August 22, 2016.

In June 2014, we completed a Regulation D Rule 506 offering in which we sold 533,000 shares of common stock to 34 investors, at a price per share of $0.10 per share for an aggregate offering price of $53,300. On December 23, 2014, our Registration Statement on Form S-1 became effective, under which the investors referenced in the preceding sentence were able to sell their shares of common stock.

On August 22, 2016, in connection with the sale of a controlling interest in the Company, Mr. Gavrin sold to Ms. Ping Zhang the entire amount of his 5,000,000 shares of common stock for an aggregate price of $228,400 (the “Change of Control Transaction”). In connection with the Change of Control Transaction, Mr. Gavrin agreed pay $25,186.25 of debts of the Company in addition to the cancellation of $35,000 worth of debt owed to him by the Company. Concurrent with the Change of Control Transaction, Mr. Gavrin resigned from all corporate officer and director roles, and was replaced in all roles by Mr. Wai Lim Wong.

On December 19, 2016, the Company amended its articles of incorporation to increase the authorized number of shares of the Company’s common stock from 100,000,000 to 3,000,000,000 shares, par value $0.0001. We effected this amendment for the purposes of providing sufficient capital stock to use as consideration for our business strategy explained below in this Item 1, and for other reasons.

Because the business of the Company changed materially following the Change of Control Transaction, this Item 1 will include a brief summary of the Company’s business prior to the Change of Control Transaction and will focus primarily on the business of the Company following the Change of Control Transaction.

Summary of Business Prior to the Change of Control Transaction

The Company was originally formed to engage in merchandising and consulting services to craft beer brewers and distributors, as well as providing additional branding and marketing support within the craft beer industry to retailers and other organizations. The Company’s customer base consisted of alcohol beverage manufacturers, distributors, retailers, beer festival operators and other organizations involved in the sale and marketing of craft beer.

We focused our early efforts on pro bono engagements and secured one paid engagement for $2,000 by the close of our second quarter in 2016.

Overview of Current Business

Following the Change of Control Transaction, our new management decided to pursue a strategic acquisition strategy focused on acquisition target companies with operations located primarily in Southeast Asia, the Pacific Islands, the People’s Republic of China (including Hong Kong and Macau) (the “PRC”), Taiwan and other jurisdictions within Asia. In connection with this new strategy, we moved our corporate headquarters from Pennsylvania to Hong Kong. We believe that the PRC’s “One Belt, One Road” (“OBOR”) regional cooperation initiative will be a significant driver for strategic investment opportunities throughout Asia.

“One Belt, One Road”

Between September and October 2013, the PRC government disclosed its plan to pursue a regional trade, investment, infrastructure and cultural exchange program incorporating approximately sixty countries located along the historic silk road trading route connecting Africa, the Middle East, Europe and Central and East Asia—called the “Silk Road Economic Belt”—and also nations located in the South China Sea, the South Pacific Ocean and the Indian Ocean—called the “Maritime Silk Road.” The initiative has since been labeled “One Belt, One Road” or “OBOR” for short, and in 2014 the Chinese foreign minister identified OBOR as the single most important feature of Chinese President Xi Jinping’s foreign policy.

The PRC government intends to invest at least $4 trillion over an indefinite time period on projects located within OBOR constituent countries, and hundreds of projects worth approximately $1 trillion have been approved to date.

OBOR-Related Investment Opportunities

We anticipate that entities based in Hong Kong will continue their historic gatekeeping function as financial and advisory intermediaries between the PRC and the world at large, and Asia in particular. We intend to avail ourselves of this strategic advantage to pursue strategic co-investments with entities deploying OBOR-related funds and to invest into companies and assets that are well positioned to benefit from OBOR-related investments.

Objectives and Strategies

We explored a number of strategic investment opportunities following the Change of Control Transaction, but we did not enter into any definitive agreements by the end of FY2016. See our Current Report on Form 8-K, dated March 2, 2017, for a description of our recent acquisition of Allied Plus (Samoa) Limited (“APSL”), which closed on February 28, 2017. APSL is now a wholly-owned subsidiary of the Company.

In pursuing our acquisition strategy, we are guided by our core objective of maximizing stockholder value by sourcing and acquiring assets with stable cash flow and/or significant growth potential connected to OBOR-related investment and trade and our ability to assist the investment target with securing economic and financial resources.

Allied Plus (Samoa) Limited

APSL primarily engages in the business of providing services to agents and financial advisers in Southeast Asia. The management of APSL possesses certain knowledge of investment criteria of OBOR-related investment entities, and provides consulting services to regional consultants and brokers with regard to their efforts to source and promote attractive investment opportunities.

Marketing and Sales Efforts, Pricing

We engage in no marketing or sales efforts. APSL secures clients primarily on a word-of-mouth basis, due to its management’s reputation for having a broad network and industry-specific knowledge base which appeals to regional consultants and brokers.

APSL charges regional consultants and brokers a flat fee over a contract period of 90 days, after which the contract expires. We have not identified any specific customers of APSL on which we rely to a material degree for the continued business of APSL.

As of the date hereof, we intend to continue with APSL’s current line of business, and we will consider providing other kinds of services and generating revenues from other activities.

Governmental Approvals and Environmental Laws

As a service company, APSL does not produce or sell any products, and apart from regular business licenses in the jurisdiction in which we operate, the Company is not currently subject to material governmental approvals or environmental regulations.

Competition

We face substantial competition from individuals and entities that seek to invest into Asia. Although we feel that the personal relationships developed by our management and business partners provide us with a competitive advantage in sourcing, analyzing, and approving optimal deals, we compete with corporate strategic investors, financial investors like private equity funds, wealth management offices, high net worth individuals and ultra high net worth individuals, sovereign wealth funds, and any entities which engage in investment activities in Asia. Our management and the management of APSL compete primarily on the basis of reputation for honest and thoughtful business practices, as well as quality of network and strategic relationships.

Intellectual Property and Other Contracts

We currently do not have any patents, trademarks, licenses, franchises, concessions, royalty agreements, or labor contracts.

Employees

We have two paid full-time employees who provide services on an at-will basis.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company's principal executive office is Room 601C, Empire Centre, 68 Mody Road, Kowloon, Hong Kong, and mailing address is Unit A, 21st Floor, 128 Wellington Street, Central, Hong Kong, PRC. Our telephone number is (852) 3106-2226. Our principal executive office is approximately 1,292 square feet, and we occupy this office under a two year lease which expires on May 16, 2018, with payments due on a monthly basis.

Item 3. Legal Proceedings

Neither the Company, APSL or any of our properties are presently a party to any material litigation or regulatory proceeding, and we are not aware of any pending or threatened litigation or regulatory proceeding against the Company, APSL or any of our properties which could have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Markets (“OTCQB”) under the symbol “ABVN.”

The table below sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated as reported by the NASDAQ Markets. The Company’s Common Stock was initially quoted on the OTCQB on February 13, 2015.

	Bid Price
	HIGH		LOW
Period ended March 30, 2017
FISCAL YEAR 2016:
Fourth Quarter ended December 31, 2016		$2.74		$1.00
Third Quarter ended September 30, 2016		$50.005		$0.20
Second Quarter ended June 30, 2016		$50.005		$50.005
First Quarter ended March 31, 2016	$	N/A	$	N/A
FISCAL YEAR 2015:
Fourth Quarter ended December 31, 2015	$	N/A	$	N/A
Third Quarter ended September 30, 2015	$	N/A	$	N/A
Second Quarter ended June 30, 2015	$	N/A	$	N/A
First Quarter ended March 31, 2015	$	N/A	$	N/A

Holders

As of March 30, 2017, we had approximately 46 holders of our common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Our Board of Directors has the authority to declare and pay dividends at its discretion in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board of Directors deems relevant.

Equity Compensation Plans

We have not established, and do not plan to establish, any equity compensation plans.

Recent Sales of Unregistered Securities

In June 2014, the Company completed a Regulation D Rule 506 offering in which we sold 533,000 shares of common stock to 34 investors, at a price per share of $0.10 per share for an aggregate offering price of $53,300. Funds from the offering were used for working capital.

On February 28, 2017, the Company closed its acquisition of APSL by means of a share exchange, in which the Company issued 1,980,000,000 shares of common stock to the 22 shareholders of APSL on a pro rata basis. As consideration for the Company’s shares, the APSL shareholders transferred to the Company 100% of the issued and outstanding equity interests in APSL. In issuing our common stock to the APSL shareholders, we relied on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder because, among other things, the transactions did not involve a public offering, each of the recipients acquired the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities in each instance.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

ABV Consulting, Inc. (“we,” “us,” “our,” “ABVN” or the “Company”) was incorporated in the state of Nevada on October 15, 2013. At formation, the Company authorized 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. In connection with our formation, our founder, Andrew Gavrin, received 5,000,000 shares of common stock as founder shares, and Mr. Gavrin served as the Company’s chief executive officer, chief financial officer and sole director from the time of incorporation until August 22, 2016.

In June 2014, we completed a Regulation D Rule 506 offering in which we sold 533,000 shares of common stock to 34 investors, at a price per share of $0.10 per share for an aggregate offering price of $53,300. On December 23, 2014, our Registration Statement on Form S-1 became effective, under which the investors referenced in the preceding sentence became able to sell their shares of common stock.

On August 22, 2016, in connection with the sale of a controlling interest in the Company, Mr. Gavrin sold to Ms. Ping Zhang the entire amount of his 5,000,000 shares of common stock for an aggregate price of $228,400 (the “Change of Control Transaction”). In connection with the Change of Control Transaction, Mr. Gavrin agreed pay $25,186.25 of debts of the Company in addition to the cancellation of $35,000 worth of debt owed to him by the Company. Concurrent with the Change of Control Transaction, Mr. Gavrin resigned from all corporate officer and director roles, and was replaced in all roles by Mr. Wai Lim Wong.

On December 19, 2016, the Company amended its articles of incorporation to increase the authorized number of shares of the Company’s common stock from 100,000,000 to 3,000,000,000 shares, par value $0.0001. We effected this amendment for the purposes of providing sufficient capital stock to use as consideration for our business strategy explained below in this Item 1, and for other reasons.

The Company was originally formed to engage in merchandising and consulting services to craft beer brewers and distributors, as well as providing additional branding and marketing support within the craft beer industry to retailers and other organizations. The Company’s customer base consisted of alcohol beverage manufacturers, distributors, retailers, beer festival operators and other organizations involved in the sale and marketing of craft beer.

Following the Change of Control Transaction, our new management decided to pursue a strategic acquisition strategy focused on acquisition target companies with operations located primarily in Southeast Asia, the Pacific Islands, the People’s Republic of China (including Hong Kong and Macau) (the “PRC”), Taiwan and other jurisdictions within Asia. In connection with this new strategy, we moved our corporate headquarters from Pennsylvania to Hong Kong. We believe that the PRC’s “One Belt, One Road” (“OBOR”) regional cooperation initiative will be a significant driver for strategic investment opportunities throughout Asia.

We explored a number of strategic investment opportunities following the Change of Control Transaction, but we did not enter into any definitive agreements by the end of FY2016. See our Current Report on Form 8-K, dated March 2, 2017, for a description of our recent acquisition of Allied Plus (Samoa) Limited (“APSL”), which closed on February 28, 2017. APSL is now a wholly-owned subsidiary of the Company.

APSL primarily engages in the business of providing services to agents and financial advisers in Southeast Asia. The management of APSL possesses certain knowledge of investment criteria of OBOR-related investment entities, and provides consulting services to regional consultants and brokers with regard to their efforts to source and promote attractive investment opportunities.

Results of Operations

Fiscal year Ended December 31, 2016 Compared to Fiscal year Ended December 31, 2015

The Company recognized $2,000 in sales revenues for the fiscal year ended December 31, 2016, as compared to $0 for the fiscal year ended December 31, 2015. The change in the amount of sales revenue is a result of a small consulting contract that the Company secured prior to the Change in Control Transaction.

The Company did not recognize cost of revenue for the fiscal years ended December 31, 2016 and 2015.

Net loss from operations was $69,523 for the fiscal year ended December 31, 2016 as compared to net loss of $46,383 for the same period in 2015. This is primarily attributable to a 62.7% increase in professional fees and a 38% increase in general and administrative expenses over that time period.

 For the fiscal year ended December 31, 2016, the Company recorded operating expenses totaling $71,523 which was comprised of general and administrative expenses and professional fees. For the fiscal year ended December 31, 2015, our operating expenses were $46,383, which was comprised of general and administrative expenses and professional fees. The increase in operating expenses was mainly attributed to increase in professional fee for complying with SEC reporting requirement. Since the Change in Control Transaction, we have devoted more resources to exploring strategic acquisitions and hiring service providers to analyze investment opportunities.

Liquidity and Capital Resources

The Company’s cash and cash equivalents, our only current assets, were $1,636 at December 31, 2016, as compared to $8,513 at December 31, 2015. The decrease in cash was primarily due to increased operating expenses.

Net cash used in operating activities amounted to $67,332 for the fiscal year ended December 31, 2016, as compared to $57,111 for the fiscal year ended December 31, 2015. The change in cash used in operating activities was primarily due to increased operating expenses, which was partially offset by a significant reduction in cash outflows associated with accounts payable from $17,228 for the fiscal year ended December 31, 2015, to $1,059 for the fiscal year ended December 31, 2016.

Based on our current plans for the next 12 months, we anticipate that revenues from consulting contracts of our subsidiary APSL will be the primary organic source of funds for future operating activities in 2017. However, to fund operations and to acquire additional entities, as we may deem appropriate, we may raise capital through public or private offerings. There is no assurance that we will be able to obtain such funding on acceptable terms, if at all.

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

We will remain an “emerging growth company” for up to five years following the date of our initial public offering, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

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

Fair value measurements and Fair value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable, and accounts payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to their short-term maturities.

Foreign Currency Translation

The Company's reporting currency is the U.S. dollars (“USD”). The functional currency of the Company is the Hong Kong dollar (“HKD”). All transactions initiated in HKD are translated into USD in accordance with ASC 830-30, "Translation of Financial Statements," as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)	Equities at historical rate
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity. No significant realized exchange gains or losses were recorded during the year ended December 31, 2016 and 2015.

	December 31,	December 31,
	2016	2015
Spot HKD:USD exchange rate	$0.128	$0.128
Average HKD:USD exchange rate	$0.128	$0.128

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Earnings (Loss) Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of December 31, 2016, and 2015, the company has no dilutive securities.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes”. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal rate of 35% as follows:

	Year Ended December 31,
	2016	2015
Expected income tax (benefit) expense at the statutory rate of 35%	$(24,455)	$(17,020)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	1,138	2,446
Change in valuation allowance	23,318	14,574

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	December 31,
	2016	2015
Deferred income tax asset:
Net operating loss carryforwards	$61,778,	$38,460
Valuation allowance	(61,778)	(38,460)
Deferred income taxes	$-	$-

As of December 31, 2016, the Company has a net operating loss carry forward of approximately $139,900 available to offset future taxable income, which will begin to expire in 2033. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

Tax returns for the years ended December 31, 2016, 2015 and 2014 are subject to examination by the United States tax authority.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are set forth beginning in Item 15 of this Annual Report on Form 10-K, beginning on page F-1, and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 23, 2015, we dismissed our independent registered public accounting firm, M&K CPAs, PLLC (“M&K”), and replaced them with Liggett & Webb, P.A. (“LW”). On January 17, 2017, we dismissed LW and replaced them with Anthony Kam & Associates Ltd. (“AKAM”). In connection with our retention of the services of M&K and LW, we did not encounter any disagreements or reportable events that require disclosure in this Annual Report on Form 10-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management believes that, as of December 31, 2016, the company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Wai Lim Wong	45	President, Chief Executive Officer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Wai Lim Wong, President, Chief Executive Officer, Chief Financial Officer and Director

Since August 22, 2016, Mr. Wong has served as our President, Chief Executive Officer, Chief Financial Officer and Director. He has over 25 years in customer service, sales and marketing experience, and is fluent in English, Cantonese and Mandarin. Prior to joining the Company, from 2014 to 2016 Mr. Wong was a sales and marketing manager for Keymax International Development Co., Ltd, an organization primarily focused on customer referrals to local finance companies for money lending businesses. There his key responsibilities included customer and supplier solicitation, operations, contract management and customer relations. Previously, from 2009 to 2014, Mr. Wong was an investor in and provided ad-hoc sales and marketing services for Wing Fung Marine Products, Ltd. (China), a renowned marine seafood cultivation company in China. Previously from 2007 to 2009, Mr. Wong was a project manager at Tomi Fuji Corporation Limited, where he was responsible for market promotion on energy savings products offered by the company.

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

We do not expect to pay any compensation to Mr. Wong until sufficient and sustainable revenues and profits are realized.

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We had no outstanding equity awards as of December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our shares of common stock, the sole outstanding class of our voting securities, by (i) each executive officer and director, and (ii) all executive officers and directors as a group. There are no shares of preferred stock of the Company which are issued and outstanding. There exists no stockholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 1,985,533,000 shares issued and outstanding as of March 22, 2017. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The Company does not maintain any equity compensation plans.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Wai Lim Wong	0	0%

All Executive Officers and Directors as a group (1 person)	0	0%

_____________

(1) Indicates shares of common stock, par value $0.0001 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Transactions

The following sets forth a summary of transactions since January 1, 2015, and any currently proposed transactions, in which the Company was to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On April 21, 2015, the Company entered into an unsecured promissory note in the amount of $20,000 with its former chief executive officer, Andrew Gavrin. The note was due on April 21, 2017 and bore interest at a rate of 2% per annum. Accrued interest at August 22, 2016 amounted to approximately $478.

On October 8, 2015, the Company entered into an unsecured promissory note in the amount of $15,000 with its former chief executive officer, Andrew Gavrin. The note was due on October 8, 2017 and bore interest at a rate of 2% per annum. Accrued interest at August 22, 2016 amounted to approximately $218.

On August 22, 2016, in connection with the Change of Control Transaction, Mr. Gavrin cancelled each of the aforementioned promissory notes and acknowledged that the Company does not owe Mr. Gavrin or any other related party any amounts. Mr. Gavrin also entered into a consulting agreement with the Company whereby he agreed to provide sales and customer service and collection of accounts receivable in exchange for the right to retain up to $4,000 of accounts receivable due the Company. The agreement in on an “at-will” basis and may be terminated by the Company after 30 days notice. As of December 31, 2016, no amounts were paid to Mr. Gavrin and the consulting agreement had not been cancelled.

Director Independence

We adhere to the NASDAQ listing standards in determining whether a director is independent. Our board of directors consults with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NASDAQ listing standards define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Consistent with these considerations, and considering his position as an executive officer of the Company, we have determined that Mr. Wong does not qualify as an independent director. Additionally, and for the same reasons, we have determined that Mr. Gavrin also did not qualify as an independent director during his service on the board of directors. We do not maintain a compensation, nominating or audit committee.

Item 14. Principal Accountant Fees and Services

Fees Charged by Principal Accountant

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $11,500 and $11,500 for the fiscal year ended December 31, 2016 and 2015, respectively.

Audit-Related Fees

The aggregate fees billed for each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of audit or review of the Company’s financial statements was $0 and $0 for the fiscal year ended December 31, 2016 and 2015, respectively.

Tax Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning was $0 and $0 for the fiscal year ended December 31, 2016 and 2015, respectively.

All Other Fees

The aggregate fees billed for each of the last two fiscal years for products or services provided by the principal accountant, other than the Audit Fees, Audit-Related Fees and Tax Fees discussed in this Item 14, was $0 and $0f or the fiscal year ended December 31, 2016 and 2015, respectively.

Approval of Fees

In order to ensure independence of the principal accountant, the engagement must be approved by the Company in accordance with Section 10A(i) of the Securities Exchange Act of 1934, as amended. The engagement must be either: (i) approved by our audit committee prior to the engagement; or (ii) entered into pursuant to pre-approval policies and procedures established by our audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the entire board of directors before the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

2. Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3. The following exhibits are filed as part of this Annual Report on Form 10-K

Exhibit No.	Title

2.1	Stock Purchase Agreement, dated as of August 22, 2016, by and between Ping Zhang and Andrew Gavrin(1)
3.1	Articles of Incorporation(2)
3.2	Certificate of Correction(2)
3.3	Certificate of Amendment(3)
3.4	Bylaws(2)
10.1	Acknowledgement of Debt Cancellation, dated August 22, 2016, by and between the Company and Andrew Gavrin(1)
10.2	Services Agreement, dated August 22, 2016, by and between the Company and Andrew Gavrin(1)
10.3	Share Exchange Agreement, dated February 24, 2017, by and among the Company, Allied Plus (Samoa) Limited, and the shareholders of Allied Plus (Samoa) Limited(3)
16.1	Letter from Liggett & Webb P.A., Certified Public Accountants, dated January 17, 2017(4)
21.1	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
______________

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 26, 2016.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed on September 3, 2014.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 24, 2017.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2017.
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABV CONSULTING, INC.

March 31, 2017	By:	/s/ Wai Lim Wong
Wai Lim Wong
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wai Lim Wong	President, Chief Executive Officer (Principal Executive Officer),	March 31, 2017
Wai Lim Wong	Chief Financial Officer (Principal Financial and Accounting Officer), Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company has not sent an annual report, proxy statement, form of proxy or other proxy soliciting material to our security holders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ABV Consulting, Inc.

(Incorporated in the State of Nevada, United States of America)

We have audited the accompanying balance sheets of ABV Consulting, Inc. (the “Company”) as of December 31, 2016 and December 31, 2015, and the statements of operations, the statements of stockholders’ equity, and the statements of cash flows for the years ended December 31, 2016 and December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit from its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of ABV Consulting, Inc. as of December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for each of the years ended December 31, 2016 and December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $181,943 as of December 31, 2016, and a net loss of $69,872 and used cash in operations of $67,332 for the year ended December 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anthony Kam & Associates Limited

Anthony Kam & Associates Limited

Certified Public Accountants

March 30, 2017

Hong Kong, China

ABV CONSULTING, INC.

Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$1,636	$8,513
Total Current Assets	1,636	8,513

TOTAL ASSETS	$1,636	$8,513

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,589	$4,648
Due to related parties	20,000	-
Total Current Liabilities	23,589	4,648

Accrued interest - Related party	-	347
Note payable - Related party	-	35,000
TOTAL LIABILITIES	23,589	39,995

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.0001 par value
No shares issued and outstanding
Common stock: 3,000,000,000 shares authorized; $0.0001 par value
5,533,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	553	553
Additional paid in capital	159,437	80,036
Accumulated deficit	(181,943)	(112,071)
Total Stockholders' Deficit	(21,953)	(31,482)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,636	$8,513

The accompanying notes are an integral part of these financial statements.

ABV CONSULTING, INC.

Statements of Operations

	Year Ended December 31,
	2016	2015

Revenue	$2,000	$-

Operating Expenses
General and administrative	22,053	15,984
Professional fees	49,470	30,399
Total Operating Expenses	71,523	46,383

Net loss from operations	(69,523)	(46,383)

Other Income (Expense)
Interest expense	(349)	(347)
Total other income (expense)	(349)	(347)

Provision for income taxes	-	-

Net loss	$(69,872)	$(46,730)

Basic and dilutive loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	5,533,000	5,533,000

The accompanying notes are an integral part of these financial statements.

ABV CONSULTING, INC.

Statement of Stockholders’ Deficit

For the Years Ended December 31, 2016 and 2015

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholders' Deficit

Balance December 31, 2014	-	$-	5,533,000	$553	$73,536	$(65,341)	$8,748

Imputed Compensation	-	-	-	-	6,500	-	6,500
Net loss for the year ended December 31, 2015	-	-	-	-	-	(46,730)	(46,730)

Balance December 31, 2015	-	-	5,533,000	553	80,036	(112,071)	(31,482)

Contribution of capital	-	-	-	-	76,151	-	76,151
Imputed Compensation	-	-	-	-	3,250	-	3,250
Net loss for the year ended December 31, 2016	-	-	-	-	-	(69,872)	(69,872)

Balance December 31, 2016	-	$-	5,533,000	$553	$159,437	$(181,943)	$(21,953)

The accompanying notes are an integral part of these financial statements.

ABV CONSULTING, INC.

Statements of Cash Flows

	Year Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,872)	$(46,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	3,250	6,500
Changes in operating assets and liabilities:
Accounts receivable	-
Accounts payable	(1,059)	(17,228)
Accrued interest	349	347
Net Cash Used in Operating Activities	(67,332)	(57,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	20,000	35,000
Capital contribution	40,455	-
Repayment of note payable	(12,500)	-
Proceeds from notes payable	12,500	-
Net cash provided by Financing Activities	60,455	35,000

Net cash decrease for year	(6,877)	(22,111)
Cash at beginning of year	8,513	30,624
Cash at end of year	$1,636	$8,513

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Capital contribution of accrued interest from related party	$696	$-
Capital contribution of notes payable from related party	$35,000	$-

The accompanying notes are an integral part of these financial statements

ABV CONSULTING, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

Organization

ABV Consulting, Inc. (“The Company”) was originally organized in the State of Nevada on October 15, 2013. The Company was seeking investment opportunity in the years 2015 and 2016. On February 24, 2017, the Company acquired Allied Plus (Samoa) Limited (incorporated in Samoa), which is based in Hong Kong, China and with principal activities of sourcing and developing tourism and entertainment-related investment projects in Malaysia and Southeast Asia in connection with the People’s Republic of China’s broad “One Belt, One Road” regional investment and development initiative. Please refer to Note 8 for the details of the acquisition.

Going Concern

As of December 31, 2016, the Company had an accumulated deficit of $181,943 and net loss of $69,872 and used cash in operations of $67,332 for the year ended December 31, 2016. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of three months or less, which are readily convertible to known amounts of cash.

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

Fair value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable, and accounts payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to their short-term maturities.

Foreign Currency Translation

The Company's reporting currency is the U.S. dollars (“USD”). The functional currency of the Company is the Hong Kong dollar (“HKD”). All transactions initiated in HKD are translated into USD in accordance with ASC 830-30, "Translation of Financial Statements," as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)	Equities at historical rate
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity. No significant realized exchange gains or losses were recorded during the year ended December 31, 2016 and 2015.

	December 31,	December 31,
	2016	2015
Spot HKD:USD exchange rate	$0.128	$0.128
Average HKD:USD exchange rate	$0.128	$0.128

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 5).

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Earnings (Loss) Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of December 31, 2016, and 2015, the company has no dilutive securities.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal rate of 35% as follows:

	Year Ended December 31,
	2016	2015
Expected income tax (benefit) expense at the statutory rate of 35%	$(24,455)	$(17,020)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	1,138	2,446
Change in valuation allowance	23,318	14,574

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	December 31,
	2016	2015
Deferred income tax asset:
Net operating loss carryforwards	$61,778,	$38,460
Valuation allowance	(61,778)	(38,460)
Deferred income taxes	$-	$-

As of December 31, 2016, the Company has a net operating loss carry forward of approximately $139,900 available to offset future taxable income, which will begin to expire in 2033. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

Tax returns for the years ended December 31, 2016, 2015 and 2014 are subject to examination by the United States tax authority.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation

NOTE 3- RECENT ACCOUNTING PRONOUNCEMENTS

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-06, “'Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting.” Among other things, the amendments require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments also remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments. The amendments require all plans to disclose: (a) their master trust’s other asset and liability balances; and (b) the dollar amount of the plan’s interest in each of those balances. Lastly, the amendments eliminate redundant investment disclosures (e.g., those required by Topics 815 and 820) relating to 401(h) account assets. Effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied retrospectively to each period for which financial statements are presented.

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. Effective at the same time as the amendments in Update 2014-09, Revenue from Contracts with Customers (Topic 606). Therefore, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the amendments in this Update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the amendments in this Update to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. All other entities may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance. An entity is required to apply the amendments in this Update at the same time that it applies the amendments in Update 2014-09.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – NOTE PAYABLE

On May 24, 2016, the Company borrowed $12,500 from an unrelated third party pursuant to the terms of non-interest bearing, unsecured promissory note issued by the Company. The proceeds of the loan will be used for expenses to be incurred by the Company for filing an application and payment of listing fees for the listing of its common stock on the OTCQB tier of the OTC Markets. The principal amount of the loan will become due in full in the event the Company’s controlling shareholder fails to enter into an agreement to sell his shares to a third party or upon a breach by any such shareholder under the terms of such agreement (the “Maturity Date”). In the event the Company does not faithfully, and punctually perform all of its obligations under the terms of the promissory note, the lender may, at its option, (i) declare the entire unpaid principal balance of the promissory note together with accrued and unpaid interest at the highest lawful rate immediately due and payable; and (ii) pursue any other remedy available to lender at law or in equity. On August 22, 2016, The Former Chief Executive Officer repaid the promissory note in the amount of $12,500. The forgiveness of the loans and accrued interest has been treated as a capital contribution. (See Note 6).

NOTE 5 – NOTE PAYABLE – RELATED PARTY

On April 21, 2015, the Company entered into an unsecured promissory note in the amount of $20,000 with its Former Chief Executive Officer (“CEO”). The note is due on April 21, 2017 and bears interest at a rate of 2% per annum. On August 22, 2016, The Former Chief Executive Officer forgave the promissory note in the amount of $20,000 and accrued interest of $478. The forgiveness of the loans and accrued interest has been treated as a capital contribution. Accrued interest at December 31, 2015 amounted to $278. (See note 7.)

On October 8, 2015, the Company entered into an unsecured promissory note in the amount of $15,000 with its Former CEO. The note is due on October 8, 2017 and bears interest at a rate of 2% per annum. On August 22, 2016, The Former Chief Executive Officer forgave the promissory note in the amount of $15,000 and accrued interest of $218. The forgiveness of the loans and accrued interest has been treated as a capital contribution. Accrued interest at December 31, 2015 amounted to $69. (See note 6.)

NOTE 6 – STOCKHOLDERS EQUITY

The Company is authorized to issue up to 3,000,000,000 shares of common stock, par value $0.0001 and 10,000,000 preferred shares of blank check shares par value $0.0001.

On December 19, 2016, the board of directors and the stockholders of the Company approved, each by written consent, an amendment to the Company’s articles of incorporation which had the effect of increasing the authorized number of shares of the Company’s common stock from 100,000,000 shares of common stock, par value $0.0001 to 3,000,000,000 shares of common stock, par value of $0.0001 per share.

During the year ended December 31 2016 and 2015, the Company imputed compensation of $3,250 and $6,500 respectively, for services provided by its Former CEO.

On August 22, 2016, in connection with the sale of a controlling interest in the Company, its Former CEO of the Company entered into and closed on that certain Share Purchase Agreement (the “Agreements”) with Ms. Ping Zhang (“Ms. Zhang”), whereby Ms. Zhang purchased from the Seller a total of 5,000,000 shares of the Company’s common stock (the “Shares”) for an aggregate price of $228,400.00. In addition, The Former Chief Executive Officer agreed to pay $25,186 of debts of the Company in addition to the cancellation of the $35,000 notes payable and accrued interest of $696. The Shares acquired represent approximately 90.37% of the issued and outstanding shares of common stock of the Company.

During the year ended December 31, 2016, the Company’s former CEO paid operating expenses on behalf of company and forgave the debt of $15,269 and the Company recognized as contribution of capital.

NOTE 7 – COMMITMENTS AND CONTNGENCIES

On August 22, 2016, The Former CEO entered into a consulting agreement with the Company whereby he agreed to provide sales and customer service and collection of accounts receivable in exchange for the right to retain up to $4,000 of accounts receivable due the Company. The agreement in on an “at-will” basis and may be terminated by the Company after 30 days notice. During the year ended December 31, 2016, the Company terminated the agreement and has received and paid the Former CEO $2,000.

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to the date these financial statements were issued, and has determined that it does not have any material events except as follows:

On February 28, 2017, ABV Consulting, Inc. (the “Company”) closed the share exchange (the “Exchange”) pursuant to the terms of that certain Share Exchange Agreement (the “Agreement”), dated February 24, 2017, by and between the Company, Allied Plus (Samoa) Limited, an international company incorporated in Samoa with limited liability (“APSL”), and shareholders holding 100% of the outstanding equity interests of APSL and listed in Annex I to the Agreement (the “Sellers”). In connection with the closing, on February 28, 2017, the Company filed Articles of Exchange with the Secretary of State for the State of Nevada, which Articles of Exchange became effective upon filing. See the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on February 24, 2017, for a detailed description of the Agreement.

At the closing of the Exchange, the Company acquired 100% of the outstanding equity interests of APSL from the Sellers, and the Company issued to the Sellers, pro-rata based on each Seller’s ownership percentage of APSL prior to the Exchange, 1,980,000,000 shares of the Company’s common stock, par value $0.0001 per share (representing approximately 99.72% of the Company’s outstanding common stock). As a result, the Sellers became stockholders of the Company and APSL became a subsidiary of the Company. For federal income tax purposes, it is intended that the Exchange qualify as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. There exists no material relationship between the Sellers and the Company, affiliates of the Company, the directors or officers of the company or any associates of the directors or officers of the Company.

APSL was incorporated in Samoa on January 11, 2016, for the purposes of sourcing and developing tourism and entertainment-related investment projects in Malaysia and Southeast Asia in connection with the People’s Republic of China’s broad “One Belt, One Road” regional investment and development initiative, and for other purposes.

NOTE 9 – Pro Forma Disclosures (Unaudited)

The following statements represent pro forma disclosures applicable to the APSL Acquisition described above. The unaudited pro forma condensed balance sheet as of December 31, 2016, is based on the balance sheets of ABV Consulting, Inc. and Allied Plus (Samoa) Limited as of December 31, 2016. The unaudited pro forma condensed statement of operations for the year ended December 31, 2016 is based on the statement of operations for ABV Consulting, Inc. for the year ended December 31, 2016 and the statement of operations of Allied Plus (Samoa) Limited for the period ended December 31, 2016. The pro forma financial statements contain the adjustments and assumptions described below.

ABV CONSULTING, INC.

Unaudited Pro Forma Condensed Balance Sheets

December 31, 2016

	ABV Consulting, Inc.	ALLIED PLUS (SAMOA) LIMITED
	December 31, 2016	December 31, 2016	Proforma Adjustments	Proforma As Adjusted
ASSETS
Current Assets
Cash and cash equivalents	$1,636	$42,000	$-	$43,636
Total Current Assets	1,636	42,000	-	43,636

TOTAL ASSETS	$1,636	$42,000	$-	$43,636

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,589	$-	$-	$3,589
Due to related parties	20,000	92,619	-	112,619
Total Current Liabilities	23,589	92,619	-	116,208

TOTAL LIABILITIES	23,589	92,619	-	116,208

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.0001 par value No shares issued and outstanding
Common stock: 3,000,000,000 shares authorized; $0.0001 par value 1,985,533,000 (Adjusted) and 5,533,000 (Unadjusted) shares issued and outstanding at December 31, 2016	553	-	198,000	198,553
Common Stock, $1 par value, 50,000 shares authorized, 22,000 issued and outstanding, respectively	-	22,000	(22,000)	-
Additional paid in capital (capital deficiency)	159,437	-	(357,943)	(198,506)
Accumulated deficit	(181,943)	(72,619)	181,943	(72,619)
Total Stockholders' Deficit	(21,953)	(50,619)	-	(72,572)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,636	$42,000	$-	$43,636

ABV CONSULTING, INC.

Unaudited Pro Forma Condensed Statements of Operations

For the Year Ended December 31, 2016

		ALLIED PLUS (SAMOA) LIMITED
	ABV Consulting, Inc.	January 11, 2016
	Year Ended	(Inception) to
	December 31,	December 31,	Proforma	Proforma
	2016	2016	Adjustments	As Adjusted

Revenue	$2,000	$-	$(2,000)	$-
Cost of revenue	-	-	-	-
Gross Profit	2,000	-	(2,000)	-

Operating Expenses
Salaries and wages	-	7,000	-	7,000
General and administrative	22,053	65,619	(22,053)	65,619
Professional fees	49,470	-	(49,470)	-
Total Operating Expenses	71,523	72,619	(71,523)	72,619

Net loss from operations	(69,523)	(72,619)	69,523	(72,619)

Other Income (Expense)
Interest expense	(349)	-	349	-
Total other income (expense)	(349)	-	349	-

Net loss before taxes	(69,872)	(72,619)	69,872	(72,619)

Income tax benefit	-	-	-	-

Net loss	$(69,872)	$(72,619)	$69,872	$(72,619)

Other comprehensive income	-	-	-	-

Comprehensive Loss	$(69,872)	$(72,619)	$69,872	$(72,619)

Basic and dilutive loss per common share	$(0.01)	$(19.26)		$(0.00)

Weighted average number of common shares outstanding	5,533,000	3,770		1,985,533,000

ABV CONSULTING, INC.

Notes to Unaudited Pro Forma Condensed Combined Financial Statements

Pro forma Adjustments:

The unaudited pro forma condensed balance sheet and statements of operations reflect the following adjustments associated with the acquisition of Allied Plus (Samoa) Limited by ABV Consulting, Inc.:

•	To record 1,980,000,000 shares of common stock of ABV Consulting, Inc. issued in exchange for 22,000 shares of common stock of Allied Plus (Samoa) Limited.

•	To eliminate the accumulated loss of ABV Consulting, Inc. incurred before the reverse acquisition.

