Form 10-Q
period 2017-03-31
ABV CONSULTING, INC.
filed 2017-05-12
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-198567

ABV CONSULTING, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	46-3997344
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Unit A, 21st Floor, 128 Wellington Street Central, Hong Kong	N/A
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (852) 3106 2226

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 12, 2017, the registrant had 1,985,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ABV CONSULTING, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$10,474	$42,000
Total Current Assets	10,474	42,000

TOTAL ASSETS	$10,474	$42,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$45,366	$-
Due to related parties	132,619	92,619
Total Current Liabilities	177,985	92,619

TOTAL LIABILITIES	177,985	92,619

Stockholders' Deficit
Common stock: 3,000,000,000 shares authorized; $0.0001 par value
1,985,533,000 and 1,980,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	198,553	198,000
Capital deficiency	(198,506)	(176,000)
Accumulated deficit	(167,558)	(72,619)
Total Stockholders' Deficit	(167,511)	(50,619)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,474	$42,000

The accompanying notes are an integral part of these financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three	January 11, 2016
	Months Ended	(Inception) to
	March 31,	March 31,
	2017	2016
Revenue	$-	$-

Operating Expenses
General and administrative	47,972	1
Professional fees	46,967	-
Total Operating Expenses	94,939	1

Loss from operations	(94,939)	(1)

Net loss	$(94,939)	$(1)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	1,981,945,670	90,000

 The accompanying notes are an integral part of these financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three	January 11, 2016
	Months Ended	(Inception) to
	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(94,939)	$(1)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	41,777	-
Net Cash Used in Operating Activities	(53,162)	(1)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from acquisition	1,636	-
Net Cash Provided by Investing Activities	1,636	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	1
Proceeds from related party	20,000	-
Net Cash Provided by Financing Activities	20,000	1

Net decrease in cash and cash equivalents for the period	(31,526)	-
Cash and cash equivalents at beginning of the period	42,000	-
Cash and cash equivalents at end of the period	$10,474	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition	$198,000	$-

The accompanying notes are an integral part of these financial statements

ABV CONSULTING, INC.

Notes to the Financial Statements

March 31, 2017

(Unaudited)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

Organization

ABV Consulting, Inc. (“we,” “us,” “our,” “ABVN” or the “Company”) was incorporated by prior management in the state of Nevada on October 15, 2013, for the purpose of providing merchandising and consulting services to craft beer brewers and distributors. On August 22, 2016, the Company’s founder and prior manager sold all of his shares in the Company, constituting approximately 90.4% of the issued and outstanding shares of the Company, and retired from his positions as executive officer and sole director of the Company and was replaced in all roles by Mr. Wai Lim Wong (the “Change of Control Event”).

Subsequent to the Change of Control Event, our current management pursued a strategic acquisition strategy focused on acquisition target companies with operations located primarily in Southeast Asia, the Pacific Islands, the People’s Republic of China (including Hong Kong and Macau) (the “PRC”), Taiwan and other jurisdictions within Asia, and with operations complimentary to the PRC’s broad “One Belt, One Road” (“OBOR”) initiative. In connection with this new strategy, we moved our corporate headquarters from Pennsylvania to Hong Kong.

On February 28, 2017, we completed our acquisition of Allied Plus (Samoa) Limited (“APSL”). (See our Current Report on Form 8-K, filed with the SEC on March 2, 2017, for a more complete description of the APSL transaction.) APSL was incorporated in Samoa on January 11, 2016, for the purposes of sourcing and developing tourism and entertainment-related investment projects in Malaysia and Southeast Asia in connection with the OBOR initiative.

We continue to seek acquisition targets using the criteria described above in this Note 1.

Recapitalization

For financial accounting purposes, the APSL transaction was treated as a reverse acquisition by APSL, and resulted in a recapitalization with APSL being treated as the accounting acquirer and ABVN being treated as the acquired company. The consummation of the APSL deal resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, APSL, and have been prepared to give retroactive effect to the reverse acquisition, and represent the operations of APSL. The consolidated financial statements after the acquisition date, February 28, 2017, include the balance sheets of both ABVN and APSL at historical cost, the historical results of APSL and the results of ABVN from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Going Concern

As of March 31, 2017, the Company had an accumulated deficit of $167,558 and net loss of $94,939 and used cash in operations of $53,162 for the three months ended March 31, 2017. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, and in accordance with Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2017.

Consolidation Policy

For March 31, 2017, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, APSL. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to February 28, 2017, the financial statements presented are those of APSL.

Recent Accounting Pronouncements

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017, the Company received advances from a shareholder in the amount of $20,000 to pay for expenses.

On February 28, 2017, the Company assumed from ABVN, the obligation to pay a shareholder $20,000.

As of March 31, 2017, and December 31, 2016, the Company owed to related parties $132,619 and $92,619, respectively. The amounts due to the related parties are unsecured and non-interest bearing with no set terms of repayment.

NOTE 4 – STOCKHOLDERS EQUITY

The Company is authorized to issue up to 3,000,000,000 shares of common stock, par value $0.0001 and 10,000,000 shares of blank check preferred stock, par value $0.0001.

On February 28, 2017, in connection with the APSL transaction (See Note 1), the Company issued 1,980,000,000 shares of common stock to the stockholders of APSL in exchange for 22,000 equity shares of APSL, representing 100% of the issued and outstanding equity of APSL. As a result of the reverse acquisition accounting, these shares issued to the former Allied Plus stockholders are treated as being outstanding from the date of issuance of the APSL shares.

As at March 31, 2017 and December 31, 2016, the Company had 1,985,533,000 and 1,980,000,000 shares of common stock issued and outstanding, respectively.

NOTE 5 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to the date these financial statements were issued, and has determined that it does not have any material events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “pursue,” “expect,” “anticipate,” “predict,” “project,” “goals,” “strategy,” “future,” “likely,” “forecast,” “potential,” “continue,” negatives thereof or similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	Volatility or decline of our stock price;
•	Potential fluctuation of quarterly results;
•	Failure of the Company to earn revenues or profits;
•	Inadequate capital to continue or expand our business, and inability to raise additional capital or financing to implement our business plans;
•	Decline in demand for our products and services;
•	Rapid adverse changes in markets;
•	Litigation with or legal claims and allegations by outside parties against the Company;
•	Insufficient revenues to cover operating costs;
•	Inability to source attractive investment deal flow on terms favorable to the Company; and
•	Such other factors as discussed throughout Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events.

Overview of Business

Our business focuses on identifying strategic acquisitions of assets and companies with operations located primarily in Southeast Asia, the Pacific Islands, the People’s Republic of China (including Hong Kong and Macau) (the “PRC”), Taiwan and other jurisdictions within Asia. We believe that the PRC’s “One Belt, One Road” (“OBOR”) regional cooperation initiative will be a significant driver for strategic investment opportunities throughout Asia, and our acquisition strategy focuses on assets and companies that are well positioned to capitalize on opportunities created by the OBOR initiative. Our February 28, 2017 acquisition of Allied Plus (Samoa) Limited (“APSL”) is in line with this strategy. APSL primarily engages in the business of providing services to agents and financial advisers in Southeast Asia. The management of APSL possesses certain knowledge of investment criteria of OBOR-related investment entities, and provides consulting services to regional consultants and brokers with regard to their efforts to source and promote attractive investment opportunities. Our management continues to seek acquisition targets and we hope to announce new acquisitions in the second quarter of fiscal year 2017.

Results of Operations

Due to the treatment of the APSL acquisition as a reverse acquisition for accounting purposes, the condensed consolidated statement of cash flows and the condensed consolidated statement of operations presented for the period ending March 31, 2016 and for the period from January 11, 2016 to March 31, 2016 present financial information for APSL for the periods stated. At the time of formation, APSL did not engage in significant business activity, and in fact not until December 2016 did APSL engage in significant business activity. Because of this, the comparisons contained in this Part I, Item 2 (Management’s Discussion and Analysis of Financial Position or Plan of Operation) do not require detailed descriptions of the factors driving the material differences for the periods stated.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Comparison of the three months ended March 31, 2017 and the period from January 11, 2016 (inception) to March 31, 2016

We have not earned any revenues from our inception on January 11, 2016 through March 31, 2017.

Our general and administrative expenses were $47,972 for the three months ended March 31, 2017, as compared to $1 for the period from January 11, 2016 to March 31, 2016. These expenses consisted primarily of office expenses of $34,164 and salaries of $10,000.

Expenses for professional fees were $46,967 for the three months ended March 31, 2017, as compared to $0 for the period from January 11, 2016 to March 31, 2016. These expenses consisted primarily of legal and accounting fees related to our public company reporting obligations and related to the APSL acquisition.

Liquidity and Capital Resources

	March 31, 2017	December 31, 2016	Change
Cash	$10,474	$42,000	$(31,526)
Total assets	$10,474	$42,000	$(31,526)
Total liabilities	$177,985	$92,619	$85,366
Stockholders’ deficit	$(167,511)	$(50,619)	$(116,892)

Working Capital

	March 31, 2017	December 31, 2016	Change
Current assets	$10,474	$42,000	$(31,526)
Current liabilities	$177,985	$92,619	$85,366
Working capital deficiency	$(167,511)	$(50,619)	$(116,892)

The Company’s cash and cash equivalents, our only current assets, were $10,474 at March 31, 2017, as compared to $42,000 at December 31, 2016. The decrease in cash was primarily due to increased operating expenses related to compensation paid to accounting, legal and consulting service providers.

As at December 31, 2016, current liabilities consisted of $132,619 owed to related parties and accounts payable of $45,366, as compared to December 31, 2016, current liabilities consisted solely of $92,619 owed to related parties. The increase in current liabilities is due to the operating expenses as discussed above and the advances from related parties to finance the operation of the Company.

Cash Flows

	Three Months	January 11, 2016
	Ended	(Inception) to
	March 31,	March 31,
	2017	2016
Cash used in operating activities	$(53,162)	$(1)
Cash provided by investing activities	1,636	-
Cash provided by financing activities	20,000	1
Net decrease in cash and cash equivalents for the period	$(31,526)	$-

Cash Flow from Operating Activities

During the three months ended March 31, 2017, our company used $53,162 in cash from operating activities, compared to $1 cash used in operating activities during the period from January 11, 2016 to March 31, 2016. The cash used from operating activities for the three months ended March 31, 2017 was due to a net loss of $94,939 and reduced by an increase in accounts payable and accrued liabilities of $41,777.

Cash Flow from Investing Activities

During the three months ended March 31, 2017, the Company received cash of $1,636 resulting from the acquisition of APSL, compared to $Nil cash flow for investing activities during the three months ended March 31, 2016.

Cash Flow from Financing Activities

During the three months ended March 31, 2017 our company received $20,000 from a related party, compared to $1 cash flow for financing activities during the three months ended March 31, 2016.

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

Critical Accounting Policies

We prepare our interim financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our interim financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our interim financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Recent Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for the Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to our recent acquisition of APSL and the complexity that this acquisition added to our management structure.

Changes in Internal Controls over Financial Reporting

Following the acquisition of APSL on February 28, 2017, we believe that the addition of a subsidiary with no prior experience with public company reporting obligations presents a material change to our internal controls over financial reporting during the quarter ended March 31, 2017.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities of the Company which were not previously reported in a Current Report on Form 8-K for the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation(1)
3.2	Certificate of Correction(1)
3.3	Certificate of Amendment(2)
3.4	Bylaws(1)
10.1	Share Exchange Agreement, dated February 24, 2017, by and among the Company, Allied Plus (Samoa) Limited, and the shareholders of Allied Plus (Samoa) Limited(2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

____________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed on September 3, 2014.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 24, 2017.
*	Filed herewith
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABV CONSULTING, INC.

Dated: May 12, 2017	By:	/s/ Wai Lim Wong
Wai Lim Wong
President, Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

