Form 10-Q
period 2017-06-30
ABV CONSULTING, INC.
filed 2017-07-27
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-198567

ABV CONSULTING, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	46-3997344
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Unit 1101-1102, 11/F, Railway Plaza, 39 Chatham Road S. Tsim Sha Tsui , Kowloon, Hong Kong	N/A
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (852) 3758 2226

Unit A, 21st Floor, 128 Wellington Street, Central Hong Kong

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

As of July 28, 2017, the registrant had 1,985,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ABV CONSULTING, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$13,665	$42,000
Total Current Assets	13,665	42,000

TOTAL ASSETS	$13,665	$42,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to related parties	$212,619	$92,619
Total Current Liabilities	212,619	92,619

TOTAL LIABILITIES	212,619	92,619

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.0001 par value
No shares issued and outstanding	-	-
Common stock: 3,000,000,000 shares authorized; $0.0001 par value
1,985,533,000 and 1,980,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	198,553	198,000
Capital deficiency	(198,506)	(176,000)
Accumulated deficit	(199,001)	(72,619)
Total Stockholders' Deficit	(198,954)	(50,619)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,665	$42,000

 The accompanying notes are an integral part of these financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended	January 11, 2016 (Inception) to
	June 30,		June 30,	June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	25,729	-	73,701	1
Professional fees	5,714	-	52,681	-
Total Operating Expenses	31,443	-	126,382	1

Operating loss	(31,443)	-	(126,382)	(1)

Net loss	$(31,443)	$-	$(126,382)	$(1)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	1,985,533,000	90,000	1,983,739,335	90,000

 The accompanying notes are an integral part of these financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	January 11, 2016 Inception) to
	June 30,	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(126,382)	$(1)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,589)	-
Net Cash Used in Operating Activities	(129,971)	(1)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from acquisition	1,636	-
Net Cash Provided by Investing Activities	1,636	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	1
Proceeds from related party	100,000	-
Net Cash Provided by Financing Activities	100,000	1

Net decrease in cash and cash equivalents for the period	(28,335)	-
Cash and cash equivalents at beginning of the period	42,000	-
Cash and cash equivalents at end of the period	$13,665	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition	$198,000	$-

The accompanying notes are an integral part of these financial statements

ABV CONSULTING, INC.

Notes to the Financial Statements

June 30, 2017

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

Subsequent to the Change of Control Event, our current management pursued a strategic acquisition strategy focused on acquisition target companies with operations located primarily in Southeast Asia, the Pacific Islands, the People’s Republic of China (including Hong Kong and Macau) (the “PRC”), Taiwan and other jurisdictions within Asia, and with operations complimentary to the PRC’s broad “One Belt, One Road” (“OBOR”) regional investment and cooperation initiative. In connection with this new strategy, we moved our corporate headquarters from Pennsylvania to Hong Kong.

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

Recapitalization

For financial accounting purposes, the APSL transaction was treated as a reverse acquisition by APSL, and resulted in a recapitalization with APSL being treated as the accounting acquirer and ABVN being treated as the acquired company. The consummation of the APSL deal resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, APSL and have been prepared to give retroactive effect to the reverse acquisition, and represent the operations of APSL. The consolidated financial statements after the acquisition date, February 28, 2017, include the balance sheets of both ABVN and APSL at historical cost, the historical results of APSL and the results of ABVN from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Going Concern

As of June 30, 2017, the Company had an accumulated deficit of $199,001 and net loss of $126,382 and used cash in operations of $129,971 for the six months ended June 30, 2017. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Consolidation Policy

For June 30, 2017, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, APSL. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to February 28, 2017, the financial statements presented are those of APSL.

Recent Accounting Pronouncements

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2017, the Company received advances from a shareholder in the amount of $100,000 to pay for expenses.

On February 28, 2017, the Company assumed from ABVN, the obligation to pay a shareholder $20,000.

As of June 30, 2017, and December 31, 2016, the Company owed to related parties $212,619 and $92,619, respectively. The amounts due to the related parties are unsecured and non-interest bearing with no set terms of repayment.

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

As at June 30, 2017 and December 31, 2016, the Company had 1,985,533,000 and 1,980,000,000 shares of common stock issued and outstanding, respectively.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	Volatility or decline of our stock price;
•	Potential fluctuation of quarterly results;
•	Failure of the Company to earn revenues or profits;
•	Inadequate capital to continue or expand our business, and inability to raise additional capital or financing to implement our business plans;
•	Decline in demand for our products and services;
•	Rapid adverse changes in markets;
•	Litigation with or legal claims and allegations by outside parties against the Company;
•	Insufficient revenues to cover operating costs;
•	Inability to source attractive investment dealflow on terms favorable to the Company; and
•	Such other factors as discussed throughout Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

Overview of Business

Our business focuses on identifying strategic acquisitions of assets and companies with operations located primarily in Southeast Asia, the Pacific Islands, the People’s Republic of China (including Hong Kong and Macau) (the “PRC”), Taiwan and other jurisdictions within Asia. We believe that the PRC’s “One Belt, One Road” (“OBOR”) regional cooperation initiative will be a significant driver for strategic investment opportunities throughout Asia, and our acquisition strategy focuses on assets and companies that are well positioned to capitalize on opportunities created by the OBOR initiative. Our February 28, 2017 acquisition of Allied Plus (Samoa) Limited (“APSL”) is in line with this strategy. APSL primarily engages in the business of providing services to agents and financial advisers in Southeast Asia. The management of APSL possesses certain knowledge of investment criteria of OBOR-related investment entities, and provides consulting services to regional consultants and brokers with regard to their efforts to source and promote attractive investment opportunities. Our management continues to seek acquisition targets and we hope to announce new acquisitions in the third quarter of fiscal year 2017.

Results of Operations

Due to the treatment of the APSL acquisition as a reverse acquisition for accounting purposes, the condensed consolidated statement of cash flows and the condensed consolidated statement of operations presented for the period ending June 30, 2017 and for the period from January 11, 2016 to June 30, 2016 present financial information for APSL for the periods stated. At the time of formation, APSL did not engage in significant business activity, and in fact not until December 2016 did APSL engage in significant business activity. Because of this, the comparisons contained in this Part I, Item 2 (Management’s Discussion and Analysis of Financial Position or Plan of Operation) do not require detailed descriptions of the factors driving the material differences for the periods stated.

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

Comparison of the six months ended June 30, 2017 and the period from January 11, 2016 (inception) to June 30, 2016

We have not earned any revenues from our inception on January 11, 2016 through June 30, 2017.

Our general and administrative expenses were $73,701 for the period ended June 30, 2017, as compared to $1 for the period from January 11, 2016 to June 30, 2016. For 2017, these expenses consisted primarily of office expenses of $34,164, salaries of $20,000 and OTC Markets annual filing fee of $10,000.

Expenses for professional fees were $52,681 for the period ended June 30, 2017, as compared to $0 for the period from January 11, 2016 to June 30, 2016. These expenses consisted primarily of legal and accounting fees related to our public company reporting obligations and related to the APSL acquisition.

Comparison of the three months ended June 30, 2017 and the three months ended June 30, 2016

Our general and administrative expenses were $25,729 for the three months ended June 30, 2017, as compared to $1 for the three months ended June 30, 2016. For 2017, these expenses consisted primarily of office expenses, salaries, and OTC Markets annual filing fee.

Expenses for professional fees were $5,714 for the three months ended June 30, 2017, as compared to $0 for the three months ended June 30, 2016. These expenses consisted primarily of legal and accounting fees related to our public company reporting obligations.

Liquidity and Capital Resources

	June 30, 2017	December 31, 2016	Change
Cash	$13,665	$42,000	$(28,335)
Total assets	$13,665	$42,000	$(28,335)
Total liabilities	$212,619	$92,619	$120,000
Stockholders’ deficit	$(198,954)	$(50,619)	$(148,335)

Working Capital

	June 30, 2017	December 31, 2016	Change
Current assets	$13,665	$42,000	$(28,335)
Current liabilities	$212,619	$92,619	$120,000
Working capital deficiency	$(198,954)	$(50,619)	$(148,335)

The Company’s cash and cash equivalents, our only current assets, were $13,665 at June 30, 2017, as compared to $42,000 at December 31, 2016. The decrease in cash was primarily due to increased operating expenses related to compensation paid to accounting, legal and consulting service providers.

As at June 30, 2017, current liabilities consisted solely of $212,619 owed to related parties, as compared to December 31, 2016, current liabilities consisted solely of $92,619 owed to related parties. The increase in current liabilities is due to the operating expenses as discussed above and the advances from related parties to finance the operation of the Company.

Cash Flows

	Six Months	January 11, 2016
	Ended	(Inception) to
	June 30,	June 30,
	2017	2016	Change
Cash used in operating activities	$(129,971)	$(1)	$(129,970)
Cash provided by investing activities	1,636	-	$1,636
Cash provided by financing activities	100,000	1	$99,999
Net decrease in cash and cash equivalents for the period	$(28,335)	$-	$(28,335)

Cash Flow from Operating Activities

During the six months ended June 30, 2017, our company used $129,971 in cash from operating activities, compared to $1 cash used in operating activities during the period from January 11, 2016 to June 30, 2016. The cash used from operating activities for the six months ended June 30, 2017 was due to a net loss of $126,382 and increased $3,589 for accounts payable assumed in the APSL acquisition.

Cash Flow from Investing Activities

During the six months ended June 30, 2017, the Company received cash of $1,636 resulting from the acquisition of APSL, compared to $Nil cash flow for investing activities during the three months ended March 31, 2016.

Cash Flow from Financing Activities

During the six months ended June 30, 2017 our company received $100,000 from a related party, compared to $1 cash flow for financing activities during the three months ended March 31, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

_________

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

ABV CONSULTING, INC.

Dated: July 27, 2017	By:	/s/ Wai Lim Wong
Wai Lim Wong
President, Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

