Form 10-Q/A
period 2017-06-30
ABV CONSULTING, INC.
filed 2017-08-30
CIK 1607450

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

Commission File Number: 333-198567

ABV CONSULTING, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	46-3997344
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Unit 1101-1102, 11/F, Railway Plaza 39 Chatham Road S. Tsim Sha Tsui, Kowloon, Hong Kong	N/A
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (852) 3758 2116

Unit A, 21st Floor, 128 Wellington Street, Central, Hong Kong

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

As of August 30, 2017, the registrant had 1,985,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

ABV Consulting, Inc., (the “Company”) has prepared this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to its quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2017 (the “Form 10-Q”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 27, 2017, for the purpose of including a previously unreported subsidiary, ABV Consulting (HK) (“ABV HK”), to the list of subsidiaries found on Exhibit 21.1. Accordingly, this Amendment will amend, in its entirety, the following items contained within the Form 10-Q: Exhibit 21.1 within Item 6 of Part II. The Company notes that only Exhibit 21.1 is amended within Item 6 of Part II, and unless explicitly stated in this Amendment, the remaining exhibits and content of Item 6 of Part II remain as filed in the Form 10-Q.

This Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Form 10-Q has been amended to contain currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. All other information contained in the Form 10-Q remains unchanged.

2

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Title

21.1	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABV CONSULTING, INC.

Dated: August 30, 2017	By:	/s/ Wai Lim Wong
Wai Lim Wong
President, Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

4