Form 10-Q
period 2017-09-30
ABV CONSULTING, INC.
filed 2017-11-14
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2017, the registrant had 1,985,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ABV CONSULTING, INC.

Condensed Consolidated Balance Sheets

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$36,382	$42,000
Total Current Assets	36,382	42,000

TOTAL ASSETS	$36,382	$42,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$7,730	$-
Due to related parties	243,351	92,619
Deferred revenue	12,820	-
Total Current Liabilities	263,901	92,619

TOTAL LIABILITIES	263,901	92,619

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.0001 par value No shares issued and outstanding	-	-
Common stock: 3,000,000,000 shares authorized; $0.0001 par value 1,985,533,000 and 1,980,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	198,553	198,000
Capital deficiency	(198,506)	(176,000)
Accumulated deficit	(227,566)	(72,619)
Total Stockholders' Deficit	(227,519)	(50,619)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,382	$42,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Operations

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	January 11, 2016 (Inception) to September 30,
	2017	2016	2017	2016

Revenue	$12,821	$-	$12,821	$-

Operating Expenses
General and administrative	22,269	-	95,970	1
Professional fees	19,117	-	71,798	-
Total Operating Expenses	41,386	-	167,768	1

Operating loss	(28,565)	-	(154,947)	(1)

Net loss	$(28,565)	$-	$(154,947)	$(1)

Basic and dilutive loss per common share	$(0.00)	$-	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	1,985,533,000	90,000	1,984,341,588	90,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Cash Flows

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine Months Ended September 30, 2017	January 11, 2016 (Inception) to September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(154,947)	$(1)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,141	-
Deferred revenue	12,820	-
Net Cash Used in Operating Activities	(137,986)	(1)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash from acquisition of legal acquirer	1,636	-
Net Cash Provided by Investing Activities	1,636	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	1
Proceeds from related party	130,732	-
Net Cash Provided by Financing Activities	130,732	1

Net decrease in cash and cash equivalents for the period	(5,618)	-
Cash and cash equivalents at beginning of the period	42,000	-
Cash and cash equivalents at end of the period	$36,382	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition	$198,000	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

Organization

ABV Consulting, Inc. (“we,” “us,” “our,” “ABVN” or the “Company”) was incorporated in the state of Nevada on October 15, 2013, for the purpose of providing merchandising and consulting services to craft beer brewers and distributors. On August 22, 2016, the Company’s founder and prior manager sold all of his shares in the Company, constituting approximately 90.4% of the issued and outstanding shares of the Company, and retired from his positions as executive officer and sole director of the Company (the “Change of Control Event”).

Subsequent to the Change of Control Event, our current management pursued a strategic acquisition strategy focused on acquisition target companies with operations located primarily in Southeast Asia, the Pacific Islands, the People’s Republic of China (including Hong Kong and Macau) (the “PRC”), Taiwan and other jurisdictions within Asia, and with operations complimentary to the PRC’s broad “One Belt, One Road” (“OBOR”) regional investment and cooperation initiative. In connection with this strategy, we moved our corporate headquarters from Pennsylvania to Hong Kong.

On February 28, 2017, we completed our acquisition of Allied Plus (Samoa) Limited (“APSL,” and such transaction, the “APSL Transaction”). (See our Current Report on Form 8-K, filed with the SEC on March 2, 2017, for a more complete description of the APSL Transaction.) APSL was incorporated in Samoa on January 11, 2016, for the purposes of sourcing and developing tourism and entertainment-related investment projects in Malaysia and Southeast Asia in connection with the OBOR initiative. We also sought financial and general business consulting contracts to finance our operations.

On June 19, 2017, APSL acquired 100% issued and outstanding equity of ABV Consulting Limited (“ABV HK”) incorporated in Hong Kong, China and ABV HK became our wholly owned subsidiary.

Recapitalization

For financial accounting purposes, the APSL Transaction was treated as a reverse acquisition by APSL, and resulted in a recapitalization with APSL being treated as the accounting acquirer and ABVN being treated as the acquired company. The consummation of the APSL Transaction resulted in a change of control. Accordingly, the historical financial statements prior to the APSL Transaction are those of the accounting acquirer, APSL, and have been prepared to give retroactive effect to the reverse acquisition, and represent the operations of APSL. The consolidated financial statements after the acquisition date, February 28, 2017, include the balance sheets of ABVN and APSL at historical cost, the historical results of APSL and the results of ABVN from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Going Concern

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2017, the Company had an accumulated deficit of $227,566 and net loss of $154,947 and used cash in operations of $137,986 for the nine months ended September 30, 2017. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Basis of consolidation

For September 30, 2017, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, APSL and ABV HK. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to February 28, 2017, the financial statements presented are those of APSL.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2017 and December 31, 2016, the Company had $36,382 and $42,000 in cash and cash equivalents, respectively.

Revenue recognition

It is the Company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities are recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue is recognized over the term of the services period while the services are being performed and provided.

Deferred revenue

Deferred revenue represents services billed to customers for which the services have not been fully performed. At September 30, 2017 and December 31, 2016, deferred revenue was $12,820 and $0, respectively.

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the three and nine months ended September 30, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2017, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2017, the Company received advances from a shareholder in the amount of $130,732 to pay for expenses.

On February 28, 2017, the Company assumed, from ABVN, the obligation to pay a shareholder $20,000.

As of September 30, 2017, and December 31, 2016, the Company owed to related parties $243,351 and $92,619, respectively. The amounts due to the related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

NOTE 4 – INCOME TAX

The Company is subject to U.S. Income taxes.

The Company’s subsidiary, Allied Plus (Samoa) Limited, was incorporated in Samoa. Samoa is an income tax-free jurisdiction.

The Company’s subsidiary, ABV Consulting Limited, is incorporated in Hong Kong and is subject to the Inland Revenue Ordinance of Hong Kong. Hong Kong currently maintains a uniform tax rate of 16.5% for all enterprises.

For the nine months ended September 30, 2017 and 2016, the Company has not provided any provision for income tax as it incurred substantial net operating losses during the periods.

As a result of the substantial historic net operating losses and lack of operating businesses, the Company’s management did not recognize any deferred tax benefit and related deferred tax assets at September 30, 2017 and December 31, 2016, because the management was unable to determine when it would be able to generate taxable income to make use of such potential future tax assets.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 3,000,000,000 shares of common stock, par value $0.0001 and 10,000,000 shares of preferred stock, par value $0.0001.

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

As at September 30, 2017 and December 31, 2016, the Company had 1,985,533,000 and 1,980,000,000 shares of common stock issued and outstanding, respectively.

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to the date these financial statements were issued, and has determined that it does not have any material events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “pursue,” “expect,” “anticipate,” “predict,” “project,” “goals,” “strategy,” “future,” “likely,” “forecast,” “potential,” “continue,” negatives thereof or similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

•	Potential acquisition or merger targets, including but not limited to the Victoria Transaction and the Zhongmeng Transaction (both as defined and discussed below in this Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations);
•	Business strategies, including but not limited to the continued use of ABV HK (as defined and discussed below in this Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) as a means for the Company to derive fees from strategic consulting activities;
•	Political and macro-economic trends, including but not limited to the continued promotion of OBOR by the PRC government (both as defined and discussed below in this Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations);
•	Future cash flows;
•	Financing plans;
•	Plans and objectives of management;
•	Any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results; and
•	Any other statements that are not historical facts.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	Changing legal and regulatory factors in the PRC provinces and cities, and elsewhere, which could hinder the Company’s management from successfully negotiating acquisition transactions on terms favorable to the Company, or adverse regulatory scrutiny of such transactions;
•	Changing local and provincial policies related to OBOR and other regional investment activities by the PRC government, or increased regulatory scrutiny of cross-border financial and business transactions;
•	Volatility or decline of our stock price;
•	Potential fluctuation of quarterly results;
•	Decline in demand for our products and services;
•	Rapid adverse changes in markets;
•	Insufficient revenues to cover operating costs;
•	Delays and procedural hurdles to source attractive investment dealflow on terms favorable to the Company; and
•	Such other factors as discussed throughout Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

There is no assurance that we will be profitable, we may experience delays in obtaining customers for future products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, or to reflect the occurrence of unanticipated events.

Overview of Business

Our business focuses on two primary activities: (1) providing strategic consulting services to entities operating across a range of sectors in Asia; and (2) identifying and acquiring strategic assets and companies with operations located primarily in Southeast Asia, the Pacific Islands, the People’s Republic of China (including Hong Kong and Macau) (the “PRC”), Taiwan and other jurisdictions within Asia. We believe that the PRC’s “One Belt, One Road” (“OBOR”) regional cooperation initiative will be a significant driver for strategic investment opportunities throughout Asia, and our acquisition strategy focuses on assets and companies that are well positioned to capitalize on opportunities created by the OBOR initiative, including investment targets located within the PRC. We intend to use our wholly-owned subsidiaries, Allied Plus (Samoa) Limited (“APSL”) and ABV Consulting Limited (HK) (“ABV HK”), to meet our needs in both the consulting and investment categories of our business.

On June 19, 2017, APSL acquired the issued and outstanding equity of ABV HK for nominal consideration. At the time of acquisition, ABV HK was a dormant shell company with no operations. During the period covered by this Quarterly Report on Form 10-Q, ABV HK has engaged in revenue-generating consulting services to a customer which is operating in Asia, and it has engaged in negotiating the Victoria Transaction and the Zhongmeng Transaction, both of which the Company hopes to complete during the first or second quarter of fiscal year 2018.

On July 25, 2017, ABV HK entered into a memorandum of understanding (“MOU”) with Shandong Rushan Victoria Bay Tourism Development Company, Ltd. (“Victoria”) (the “Victoria Transaction”), which developed and is the majority equity owner of the Rushan Binhai Tourism Resort (the “Resort”), located in Weihai Rushan City, Shandong Province, China. The Resort consists of 23 square kilometers of land (including land on islands surrounding the resort) and 37 square kilometers of ocean owned by Victoria and used by the Resort. The Resort is used primarily by Asian tourists for a variety of purposes, including sightseeing, health and wellness, culture and entertainment, and corporate retreats and conferences. Pursuant to the MOU with Victoria, ABV HK intends to pay 1.2 billion Chinese yuan in exchange for 73 percent ownership of Victoria. The MOU with Victoria does not set forth the specific circumstances upon which ABV HK is to deliver the consideration for the Victoria Transaction, and we intend to consider all options, including the potential option of raising cash funds through an investment vehicle managed by ABV HK. The terms of the MOU are not binding on the parties and the Victoria Transaction is subject to the signing of a definitive agreement and standard closing procedures. As of the time of filing this Quarterly Report on Form 10-Q, management of ABV HK was continuing to perform legal and accounting due diligence on Victoria and working with local PRC legal counsel on transaction structuring.

On July 22, 2017, ABV HK entered into a MOU with Zhejiang Zhongmeng United Enterprise Management Shareholding Co., Ltd. (“Zhongmeng UEM”) (the “Zhongmeng Transaction”), which is headquartered in Lishui City, Zhejiang Province, China. Zhongmeng UEM owns a 5,200 square meter facility in Lishui City which, in collaboration with other organic pig farms, produces 200,000 organic pigs annually. Pursuant to the MOU with Zhongmeng UEM, the Company plans to issue 25,000,000 shares of the Company’s common stock, and Zhongmeng UEM plans to issue 70 percent of its total issued and outstanding equity to ABV HK. The MOU with Zhongmeng UEM imposes on Zhongmeng UEM a two year holding period for the Company’s common stock, and it grants to ABV HK the right to receive 15 percent of the net income of Zhongmeng UEM as an annual dividend. The terms of the MOU with Zhongmeng UEM are not binding on the parties and are subject to the execution by the parties of a definitive agreement with standard closing procedures. As of the time of filing this Quarterly Report on Form 10-Q, management of ABV HK was continuing to perform legal and accounting due diligence on Zhongmeng UEM and working with local PRC legal counsel on transaction structuring.

The Company acquired APSL in February 2017. At the time of acquisition, APSL was engaged in the business of providing services to agents and financial advisers in Southeast Asia.

Results of Operations

Due to the treatment of the APSL acquisition as a reverse acquisition for accounting purposes, the condensed consolidated statement of cash flows and the condensed consolidated statement of operations presented for the period ending September 30, 2017 and for the period from January 11, 2016 to September 30, 2016 present financial information for APSL for the periods stated. At the time of formation, APSL did not engage in significant business activity, and in fact not until December 2016 did APSL engage in significant business activity. Because of this, the comparisons contained in this Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) do not require detailed descriptions of the factors driving the material differences for the periods stated.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. Assuming that we continue to require additional capital, and under ideal market conditions, we expect to raise additional capital through, among other things, the sale of equity or debt securities.

Comparison of the nine months ended September 30, 2017 and the period from January 11, 2016 (inception) to September 30, 2016

During the nine months ended September 30, 2017 and the period from inception to September 30, 2016, the Company earned revenues of $12,821 and $0, respectively.

Our general and administrative expenses were $95,970 for the period ended September 30, 2017, as compared to $1 for the period from January 11, 2016 to September 30, 2016. For 2017, these expenses consisted primarily of office expenses of $54,432, salaries of $31,538 and OTC Markets annual filing fee of $10,000.

Expenses for professional fees were $71,798 for the period ended September 30, 2017, as compared to $0 for the period from January 11, 2016 to September 30, 2016. These expenses consisted primarily of legal and accounting fees related to our public company reporting obligations and related to the APSL acquisition.

Comparison of the three months ended September 30, 2017 and the three months ended September 30, 2016

During the three months ended September 30, 2017 and the three months ended September 30, 2016, the Company earned revenues of $12,821 and $0, respectively.

Our general and administrative expenses were $22,269 for the three months ended September 30, 2017, as compared to $0 for the three months ended September 30, 2016. For 2017, these expenses consisted primarily of office expenses and salaries.

Expenses for professional fees were $19,117 for the three months ended September 30, 2017, as compared to $0 for the three months ended September 30, 2016. These expenses consisted primarily of legal and accounting fees related to our ongoing public company reporting obligations.

Liquidity and Capital Resources

	September 30, 2017	December 31, 2016	Change
Cash	$36,382	$42,000	$(5,618)
Total assets	$36,382	$42,000	$(5,618)
Total liabilities	$263,901	$92,619	$171,282
Stockholders’ deficit	$(227,519)	$(50,619)	$(176,900)

Working Capital

	September 30, 2017	December 31, 2016	Change
Current assets	$36,382	$42,000	$(5,618)
Current liabilities	$263,901	$92,619	$171,282
Working capital	$(227,519)	$(50,619)	$(176,900)

The Company’s cash and cash equivalents, our only current assets, were $36,382 at September 30, 2017, as compared to $42,000 at December 31, 2016. The decrease in cash was primarily due to increased operating expenses related to compensation paid to accounting, legal and consulting service providers.

As at September 30, 2017, current liabilities consisted of accounts payable of $7,730, deferred revenue of $12,820 and $243,351 owed to related parties, as compared to December 31, 2016, current liabilities consisted solely of $92,619 owed to related parties. The increase in current liabilities is due to the operating expenses as discussed above and the advances from related parties to finance the operation of the Company.

Cash Flows

	Nine Months Ended	January 11, 2016 (Inception) to
	September 30,	September 30,
	2017	2016
Cash used in operating activities	$(137,986)	$(1)
Cash provided by investing activities	1,636	-
Cash provided by financing activities	130,732	1
Net decrease in cash and cash equivalents for the period	$(5,618)	$-

Cash Flow from Operating Activities

During the nine months ended September 30, 2017, our company used $137,986 in cash from operating activities, compared to $1 cash used in operating activities during the period from January 11, 2016 to September 30, 2016. The cash used from operating activities for the nine months ended September 30, 2017 was due to a net loss of $154,947, increased deferred revenue of $12,820 and $4,141 for accounts payable assumed in the APSL acquisition.

Cash Flow from Investing Activities

During the nine months ended September 30, 2017, the Company received cash of $1,636 resulting from the acquisition of APSL, compared to $Nil cash flow for investing activities during the period from January 11, 2016 to September 30, 2016.

Cash Flow from Financing Activities

During the nine months ended September 30, 2017 our company received $130,732 from a related party, compared to $1 cash flow for financing activities during the period from January 11, 2016 to September 30, 2016.

Based on our current plans for the next twelve months, we anticipate that revenues from consulting contracts of our subsidiaries APSL and ABV HK will be the primary organic source of funds for future operating activities in 2017. However, to fund operations and to acquire additional entities, as we may deem appropriate, we may raise capital through public or private offerings of equity or debt securities. There is no assurance that we will be able to obtain such funding on acceptable terms, if at all.

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

Revenue recognition

It is the Company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities are recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Deferred Revenue

Deferred revenue are services billed to customers for which the services have not been fully performed. At September 30, 2017 and December 31, 2016, deferred revenue was $12,820 and $0, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses in management’s depth of knowledge of the securities laws and regulations of the United States, as well as a lack of coordination with outside legal and accounting experts on decisions that may trigger the obligation by the Company to report certain corporate actions to the SEC. Our management believes the weaknesses have not had any material effect on our financial results.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation(1)
3.2	Certificate of Correction(1)
3.3	Certificate of Amendment(2)
3.4	Bylaws(1)
21.1	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed on September 3, 2014.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 24, 2017.
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABV CONSULTING, INC.

Dated: November 14, 2017	By:	/s/ Wai Lim Wong
Wai Lim Wong
Chief Executive Officer and President
(Principal Executive Officer)

