Form 10-K
period 2017-12-31
ABV CONSULTING, INC.
filed 2018-03-19
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(852) 3758-2226

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3,623,400,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

5,533,000 shares of common stock were issued and outstanding as of March 13, 2018.

ABV Consulting, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2017

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	Volatility or decline of our stock price;
•	Potential fluctuation of quarterly results;
•	Failure of the Company to earn revenues or profits;
•	Inadequate capital to continue or expand our business, and inability to raise additional capital or financing to implement its business plans;
•	Decline in demand for our products and services;
•	Rapid adverse changes in markets;
•	Litigation with or legal claims and allegations by outside parties against the Company;
•	Insufficient revenues to cover operating costs;
•	Inability to source attractive investment deal flow on terms favorable to the Company; and
•	Such other factors as discussed throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 1. Business

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

On February 24, 2017, ABV entered into a Share Exchange Agreement (the “Agreement”) with Allied Plus (Samoa) Limited, an international company incorporated in Samoa with limited liability (“APSL”), and each of APSL’s shareholders (collectively, the “Sellers”), pursuant to which, and subject to the terms and conditions contained therein, the Company would effect an acquisition of APSL by acquiring from the Sellers all outstanding equity interests of APSL (the “Acquisition”).

Pursuant to the Agreement, in exchange for all of the outstanding shares of APSL, the Company would issue 1,980,000,000 shares of common stock of the Company (the “Exchange Shares”) to the Sellers. The Exchange Shares to be allocated among the Sellers pro-rata based on each Seller’s ownership of APSL prior to the Acquisition. The Exchange Shares to be subject to a lock-up as set forth in the Agreement.

On February 28, 2017, ABV closed the share exchange (the “Exchange”) pursuant to the terms of Agreement. In connection with the closing, on February 28, 2017, the Company filed Articles of Exchange with the Secretary of State for the State of Nevada, which Articles of Exchange became effective upon filing

At the closing of the Exchange, the Company acquired 100% of the outstanding equity interests of APSL from the Sellers, and the Company issued to the Sellers, pro-rata based on each Seller’s ownership percentage of APSL prior to the Exchange, 1,980,000,000 shares of the Company’s common stock, par value $0.0001 per share (representing approximately 99.72% of the Company’s outstanding common stock). As a result, the Sellers became stockholders of the Company and APSL became a subsidiary of the Company.

APSL was incorporated in Samoa on January 11, 2016, for the purposes of sourcing and developing tourism and entertainment-related investment projects in Malaysia and Southeast Asia in connection with the People’s Republic of China’s broad “One Belt, One Road” regional investment and development initiative, and for other purposes.

On June 19, 2017, APSL acquired 100% issued and outstanding equity of ABV Consulting Limited (“ABV HK”) which was incorporated in Hong Kong, China, and ABV HK became the wholly subsidiary of APSL.

On December 19, 2017, the board of directors of ABV and certain shareholders of the Company (“Shareholders”) entered into a Mutual Rescission Agreement (the “Rescission Agreement”). The Rescission Agreement rescinded the share exchange agreement dated February 24, 2017 (the “Share Exchange Agreement”), between the equity interest owners of Allied Plus (Samoa) Limited (“Allied Plus”), who are also the Shareholders, and the Company.

The Share Exchange Agreement provided for the acquisition of all of the outstanding equity interests of Allied Plus (“Equity Interests”) by the Company in consideration of the issuance of 1,980,000,000 shares of the Company’s common stock (the “Shares”) to the Shareholders. The Shares were issued to the Shareholders and the Equity Interests were transferred to the Company.

The Rescission Agreement provides that the Shareholders will return all of the Shares to the Company in consideration for the return of the Equity Interests to the Shareholders. The Shares will be cancelled and returned to the Company’s treasury. The Shareholders have signed stock powers (“Stock Powers”) in favor of the Company, and the Stock Powers and Shares have been delivered to the Company’s transfer agent for cancellation.

With the completion of the Rescission Agreement, APSL is no longer a subsidiary of the Company.

Accordingly, APSL sold the 100% issued and outstanding equity of ABV Consulting Limited (“ABV HK”) to the Company, and ABV HK became our wholly owned subsidiary.

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

Objectives and Strategies

We explored a number of strategic investment opportunities following the Change of Control Transaction, but we did not enter into any definitive agreements by the end of FY2017. See our Current Report on Form 8-K, dated March 2, 2017, for a description of our former acquisition of Allied Plus (Samoa) Limited (“APSL”), which closed on February 28, 2017 and rescinded on December 19, 2017.

In pursuing our acquisition strategy, we are guided by our core objective of maximizing stockholder value by sourcing and acquiring assets with stable cash flow and/or significant growth potential connected to OBOR-related investment and trade and our ability to assist the investment target with securing economic and financial resources.

APSL primarily engaged in the business of providing services to agents and financial advisers in Southeast Asia. The management of APSL possesses certain knowledge of investment criteria of OBOR-related investment entities, and provides consulting services to regional consultants and brokers with regard to their efforts to source and promote attractive investment opportunities.

After the completion of the Rescission Agreement, ABV HK has been taking over the OBOR-related roles from APSL.

Marketing and Sales Efforts, Pricing

We engaged a lot of efforts in marketing and sales during 2017, ABV HK entered into two Memorandum of Understanding (“MOU”) in mid-2017 with two China based companies: Shangdong Rushan Victoria Bay Tourism Development Company Ltd. (“Victoria”) and Zhejiang Zhongmeng United Enterprise Management Shareholding Co. Ltd. (“Zhongmeng UEM”) for developing a Tourism Resort and Organic Pig Farms businesses respectively. See our report on Form 8-K dated August 25, 2017. These two development projects are still in processing to finalize the co-operation Agreement due to the changing policies by the PRC government.

In addition, ABV HK entered a consulting project contract with a Hong Kong based Kid-Friendly Restaurant in September 2017 for providing market research and business plan for Hong Kong region as well as expanding business to Asian markets such as Singapore, Taiwan and China. This consulting project has generated a phase 1 revenue of US$25,641 (HK$200,000) in September 2017, and upon its completion of phase 2 in mid-2018, it will generate another revenue of US$38,462 (HK$300,000).

Competition

We face substantial competition from individuals and entities that seek to invest into Asia. Although we feel that the personal relationships developed by our management and business partners provide us with a competitive advantage in sourcing, analyzing, and approving optimal deals, we compete with corporate strategic investors, financial investors like private equity funds, wealth management offices, high net worth individuals and ultra-high net worth individuals, sovereign wealth funds, and any entities which engage in investment activities in Asia. Our management and the management of ABV HK compete primarily on the basis of reputation for honest and thoughtful business practices, as well as quality of network and strategic relationships.

Intellectual Property and Other Contracts

We do not have any patents, trademarks, licenses, franchises, concessions, royalty agreements, or labor contracts.

Employees

We have four paid full-time employees who provide services on an at-will basis.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1A. Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

As described in Note 2 of our accompanying financial statements, our auditors have issued a going concern opinion regarding the Company. This means there is substantial doubt we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business. As such, we may have to adjust our operations model to avoid investors’ investment losses in the Company.

We have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues.

Since we divested our interest in Allied Plus (Samoa) Limited (“Allied Plus”), we have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to December 31, 2017, was $345,355. Our ability to achieve and maintain profitable and positive cash flows is dependent upon:

•	Our ability to attract customers who will buy our services, and
•	Our ability to generate revenue through the sale of our services.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses.. We cannot guarantee that we will be successful in generating revenues in the future. In the event the Company is unable to generate revenues, it may be required to seek additional funding. Such funding may not be available, or may not be available on terms which are beneficial and/or acceptable to the Company. In the event the Company cannot generate revenues and/or secure additional financing, the Company may adjust its operations model to avoid investors’ losses of their investment in the Company.

If our proposed business plans are not accepted by the public at sufficient levels, our business plan may need to be modified or we may fail.

We have not yet fully completed our plan to develop our business. The success of our proposed business will depend on the completion of our plan and the acceptance of our services by the general public. Achieving such acceptance will require significant marketing investment. Once we are capable of providing good and services, it may not be accepted by consumers at sufficient levels to support our operations and build our business. If our products are not accepted at sufficient levels, our business may fail.

We are exploring business opportunities for additional source of funding for our business plans., If we are unable to find any such funding if and when needed, it may result in the failure of our business.

If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders.

If we are not successful in raising sufficient capital in the future, we will be faced with several options:

1. abandon our business plans, cease operations and go out of business;

2. continue to seek alternative and acceptable sources of capital; or

3. bring in additional capital that may result in a change of control.

In the event any of the above circumstances occur, you could lose all or a substantial part of your investment.

We face substantial competition from individuals and entities that seek to invest into Asia.

Because we face substantial competition from individuals and entities that seek to invest into Asia, and wish to participate in the One Belt One Road initiative of the PRC, we may have difficulty in establishing a profitable business assisting companies and may be required to modify our business plans based on the difficulty of securing streams of revenue.

We are dependent upon our current officers, Wai Chi Chan as the Company’s Chief Financial Officer, Wai Lim Wong as the Company’s sole Director, President and Chief Executive Officer, Ching Yau Chu as the Company’s Chief Operating Officer, and Chi Lin Chow as the Company’s Secretary.

We currently are managed by 4 officers and 1 director and we are entirely dependent upon them in order to conduct our operations. If they resign or die, there will be a risk to the Company and we will be required to secure new officers and/or directors in order to continue our active business operations to avoid investors losing some or all of their investment in the Company.

Our stock is considered a penny stock. The market for penny stock has suffered in recent years from patterns of fraud and abuse.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;
•	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and,
•	The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Due to the lack of a trading market for our securities, you may have difficulty selling any shares you purchase.

There currently is little public trading market for our common stock. The lack of a public trading market for our shares may have a negative effect on your ability to sell your shares in the future and it also may have a negative effect on the price, if any, for which you may be able to sell your shares. As a result, an investment may be illiquid in nature and investors could lose some or all of their investment in the Company.

We will incur ongoing costs and expenses for SEC reporting and compliance, without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Going forward, the Company will have ongoing SEC compliance and reporting obligations. Such ongoing obligations will require the Company to expend additional amounts on compliance, legal and auditing costs. In order for us to remain in compliance, we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

We Are Unlikely To Pay Dividends

To date, we have not paid, nor do we intend to pay in the foreseeable future, dividends on our common stock, even if we become profitable. Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to stockholders. Prospective investors will likely need to rely on an increase in the price of Company stock to profit from his or her investment. There are no guarantees that any market for our common stock will ever develop or that the price of our stock will ever increase. If prospective investors purchase stock, they must be prepared to be unable to liquidate their investment and/or lose their entire investment.

Since we are not in a financial position to pay dividends on our common stock, and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price. The potential or likelihood of an increase in share price is questionable at best.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at Unit 1101-1102, 11/F, Railway Plaza, 39 Chatham Road S., Tsim Sha Tsui, Kowloon, Hong Kong. Our telephone number is (852) 3758-2226. Our principal executive office is approximately 5,000 square feet, and this office is provided to us rent free by an officer of the Company.

Item 3. Legal Proceedings

The Company is currently not a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition or the results of its operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the OTCMarkets under the symbol ABVN.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest intraday sales prices for the Company’s common stock on the OTCMarkets during each quarter of the two most recent years.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2017 price range per share	$2.99 – $1.50	$8.50 – $1.23	$3.01 – $1.25	$3.01 – $1.00
2016 price range per share	$2.75 – $1.00	$50.00 – $0.20	$100.00 – $50.00	$NA - $NA

Holders

As of March 13, 2018, there were 27 shareholders of record.

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

Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 19, 2017, we repurchased 1,980,000,000 shares of the Company’s common stock from certain shareholders. See Item 1 above.

Company Stock Performance

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the Russell Microcap Index, the MSCI China Small Cap Index and a peer group (the “Peer Group”) for the 16 months ended December 31, 2017. The graph assumes $100 was invested in each of the Company’s common stock, the Russell Microcap Index, the MSCI China Small Cap Index and the Peer Group as of the market close on September 15, 2016. Note that historic stock price performance is not necessarily indicative of future stock price performance. The Peer Group is comprised of Global Equity International Inc., HPIL Holding, Hubilu Venture Corporation, Asia Equity Exchange Group, Inc., AF Ocean Investment Management Co., CD International Enterprises, Inc., SNM Global Holdings, and Uni Core Holdings Corporation.

(1)       Further assumes such amount was invested on September 15, 2016.

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2018.
Copyright Russell Investments. Used with permission. All rights reserved.

	September 15,	December 31,	December 31
	2016	2016	2017
ABV Consulting, Inc.	$100	$500	$875
Russell Microcap Index	$100	$113	$128
MSCI China Small Cap Index	$100	$95	$118
Peer Group	$100	$128	$78

Item 6. Selected Financial Data

The information set forth below for the five years ended December 31, 2017, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Revenue	$25,641	$2,000	$-	$-	$-
Operating expenses	$189,053	$71,523	$46,383	$54,527	$(10,814)
Loss from continuing operations	$(163,412)	$(69,872)	$(46,730)	$54,527	$(10,814)
Loss from discontinued operations	$-	$-	$-	$-	$-
Net loss	$(163,412)	$(69,872)	$(46,730)	$(54,527)	$(10,814)

Loss per share:
Basic and Diluted
Loss from continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Loss from discontinued operations	$-	$-	$-	$-	$-
Net loss	$(0.00)	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Shares used in computing loss per share:
Basic and diluted	1,600,382,315	5,533,000	5,533,000	5,204,977	5,000,000

Cash dividends declared per share	$-	$-	$-	$-	$-

Total cash and cash equivalents	$299	$1,636	$8,513	$30,624	$5,000
Total assets	$299	$1,636	$8,513	$30,624	$5,000
Total current liabilities	$185,664	$23,589	$4,648	$21,876	$-
Total long-term obligations	$-	$-	$35,347	$-	$-
Total liabilities	$185,664	$23,589	$39,995	$21,876	$-
Total shareholders’ equity (deficit)	$(185,365)	$(21,953)	$(31,482)	$8,748	$5,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “ABV Consulting” as used herein refers collectively to ABV Consulting, Inc., unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Results of Operations

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

Comparison of the years ended December 31, 2017 and 2016

	Year ended
	December 31,
	2017	2016	Change	%
Revenue	$25,641	$2,000	$23,641	1,182%
General and administrative expenses	97,270	22,053	75,217	341%
Professional fees	91,783	49,470	42,313	86%
Interest expense	-	349	(349)	-
Loss from continuing operations	(163,412)	(69,872)	(93,540)	134%
Loss from discontinued operations	-	-	-	-
Net loss	$(163,412)	$(69,872)	$(93,540)	134%

Our revenue was $25,641 for the year ended December 31, 2017, as compared to $2,000 for the same period in 2016. The increase in revenue was primarily due to the Company’s subsidiary in Hong Kong engaging in consulting project during the year.

Our general and administrative expenses were $97,270 for the year ended December 31, 2017, as compared to $22,053 for the same period in 2016. The increase in general and administrative expenses was primarily due to an establishment of the operation of its Company’s subsidiary in Hong Kong.

Expenses for professional fees were $91,783 for the year ended December 31, 2017, as compared to $49,470 for the same period in 2016. The increase in professional fees was primarily due to the Allied Plus (Samoa) Limited (“APSL”) acquisition and disposal and ongoing legal and accounting fees for SEC reporting requirements.

Comparison of the years ended December 31, 2016 and 2015

	Year ended
	December 31,
	2016	2015	Change	%
Revenue	$2,000	$-	$2,000	-
General and administrative expenses	22,053	15,984	6,069	38%
Professional fees	49,470	30,399	19,071	63%
Interest expense	349	347	2	-%
Loss from continuing operations	(69,872)	(46,730)	(23,142)	50%
Loss from discontinued operations	-	-	-	-
Net loss	$(69,872)	$(46,730)	$(23,142)	50%

Our revenue was $2,000 for the year ended December 31, 2016, as compared to $0 for the same period in 2015.

Our general and administrative expenses were $22,053 for the year ended December 31, 2016, as compared to $15,984 for the same period in 2015. The increase in general and administrative expenses was primarily due to DTC fees.

Expenses for professional fees were $49,470 for the year ended December 31, 2016, as compared to $30,399 for the same period in 2015. The increase in professional fees was primarily due an increase in professional fee for complying with SEC reporting requirements.

Liquidity and Capital Resources

	December 31,	December 31,
	2017	2016	Change
Cash	$299	$1,636	$(1,337)
Total assets	$299	$1,636	$(1,337)
Total liabilities	$185,664	$23,589	$162,075
Stockholders’ equity	$(185,365)	$(21,953)	$(163,412)

Working Capital

	December 31,	December 31,
	2017	2016	Change
Current assets	$299	$1,636	$(1,337)
Current liabilities	$185,664	$23,589	$162,075
Working capital deficiency	$(185,365)	$(21,953)	$(163,412)

The Company’s cash and cash equivalents, our only assets, were $299 at December 31, 2017, as compared to $1,636 at December 31, 2016. The decrease in cash was primarily due to an increase of operating expenses.

As at December 31, 2017, current liabilities consisted of accounts payable of $7,820 and $177,844 owed to related parties, as compared to December 31, 2016, current liabilities consisted of accounts payable of $3,589 and $20,000 owed to related parties. The increase in current liabilities is due to the operating expenses as discussed above and the advances from related parties to finance the operations of the Company.

Cash Flows

Fiscal year 2017 compared with fiscal year 2016

The following tables presents our cash flow for the year ended December 31, 2017 and 2016:

	Year ended
	December 31,
	2017	2016	Change
Cash used in operating activities	$(159,181)	$(67,332)	$(91,849)
Cash provided by investing activities	-	-	-
Cash provided by financing activities	157,844	60,455	97,389
Net decrease in cash and cash equivalents for the period	$(1,337)	$(6,877)	$5,540

Cash Flow from Operating Activities

Cash flows used in operations increased $91,849 to $159,181 during the fiscal year 2017, mainly due to an increase of net loss.

Cash Flow from Financing Activities

During the year ended December 31, 2017, our company received $157,844 from a related party. During the year ended December 31, 2016, our company received $20,000 from a related party, $40,455 from capital contribution and $12,500 from note payable and used $12,500 for repayment of note payable.

Fiscal year 2016 compared with fiscal year 2015

The following tables presents our cash flow for the year ended December 31, 2016 and 2015:

	Year ended
	December 31,
	2016	2015	Change
Cash used in operating activities	$(67,332)	$(57,111)	$(10,221)
Cash provided by investing activities	-	-	-
Cash provided by financing activities	60,455	35,000	25,455
Net decrease in cash and cash equivalents for the period	$(6,877)	$(22,111)	$15,234

Cash Flow from Operating Activities

Cash flows used in operations increased $10,221 to $67,332 during the fiscal year 2016, mainly due to an increase in operating expenses.

Cash Flow from Investing Activities

During the year ended December 31, 2016 and 2015, our company did not have any investing activities

Cash Flow from Financing Activities

During the year ended December 31, 2016, our company received $20,000 from a related party, $40,455 from capital contribution and $12,500 from note payable and used $12,500 for repayment of note payable. During the year ended December 31, 2015, our company received $35,000 from a related party.

Off-Balance Sheet Arrangements and Contractual Obligations

None.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact on our business operations and any associated risks related to these policies are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Basis of Accounting and Going Concern

Our consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $345,355 through December 31, 2017 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Revenue Recognition

Our company pursues opportunities to realize revenues from consulting services. It is our company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities are recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Also, refer Note 3 – Summary of Significant Accounting Policies in the consolidated financial statements that are included in this Report.

Recent accounting pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 3 to the consolidated financial statements included herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to economic risk from foreign exchange rates and equity prices.

Foreign Currency Exchange Risks

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to offset the risks and maximize the economic effectiveness of our foreign currency positions.

Item 8. Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

ABV Consulting, Inc.:

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of ABV Consulting, Inc. and subsidiaries’ (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years in the two-year period ended December 31 2017, and the related notes (collectively, the consolidated financial statements). We have also audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, during 2017, the Company experienced a net loss of $163,412 and negative operating cash flows of $159,181, at December 31, 2017, the Company had incurred cumulative net losses of $345,355. Management’s plans in regard to this matter are described in Note 2.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified:

(1)

lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2)	inadequate segregation of duties consistent with control objectives;

(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and

(4)	ineffective controls over period end financial disclosure and reporting processes.

We considered these material weaknesses in in determining the nature, timing, and extent of the audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2017, and our opinion on such consolidated financial statements was not affected.

/s/ HKCMCPA Company Limited

We have served as the Company’s auditor since 2017.

Hong Kong, China

March 19, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of ABV Consulting, Inc.

We have audited ABV Consulting, Inc. (the “Company”) statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $46,730 and used cash in operations of $57,111 for the year ended December 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 23, 2016

ABV CONSULTING, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$299	$1,636
Total Current Assets	299	1,636

TOTAL ASSETS	$299	$1,636

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$7,820	$3,589
Due to related parties	177,844	20,000
Total Current Liabilities	185,664	23,589

TOTAL LIABILITIES	185,664	23,589

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.0001 par value
No shares issued and outstanding	-	-
Common stock: 3,000,000,000 shares authorized; $0.0001 par value
5,533,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	553	553
Additional paid in capital	159,437	159,437
Accumulated deficit	(345,355)	(181,943)
Total Stockholders' Deficit	(185,365)	(21,953)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$299	$1,636

The accompanying notes are an integral part of these consolidated financial statements.

ABV CONSULTING, INC.

Consolidated Statements of Operations

	Years ended
	December 31,
	2017	2016	2015

Revenue, net	$25,641	$2,000	$-

Operating Expenses
General and administrative	97,270	22,053	15,984
Professional fees	91,783	49,470	30,399
Total Operating Expenses	189,053	71,523	46,383

Operating loss	(163,412)	(69,523)	(46,383)

Other Expense	-
Interest expense	-	(349)	(347)
Total other expense	-	(349)	(347)

Provision for income taxes	-	-	-

Net loss from continuing operations	(163,412)	(69,872)	(46,730)

Discontinued operations
Loss from discontinued operation	(32,873)	-	-
Gain on disposal of subsidiary	32,873	-	-
Loss from discontinued operations, net of tax	-	-	-

Net loss	$(163,412)	$(69,872)	$(46,730)

Basic and dilutive loss per common share
Continuing operations	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	$(0.00)	$-	$-
Net loss	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – Basic and diluted	1,600,382,315	5,533,000	5,533,000

The accompanying notes are an integral part of these consolidated financial statements.

ABV CONSULTING, INC.

Consolidated Statement of Change in Stockholders’ Deficit

For the Years Ended December 31, 2017, 2016 and 2015

	Common Stock		Additional		Total
	Number of Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholders' Deficit

Balance as of January 1, 2015	5,533,000	$553	$73,536	$(65,341)	$8,748

Imputed Compensation	-	-	6,500	-	6,500
Net loss	-	-	-	(46,730)	(46,730)
Balance as of December 31, 2015	5,533,000	553	80,036	(112,071)	(31,482)

Contribution of capital	-	-	76,151	-	76,151
Imputed Compensation	-	-	3,250	-	3,250
Net loss	-	-	-	(69,872)	(69,872)
Balance as of December 31, 2016	5,533,000	$553	$159,437	$(181,943)	$(21,953)

Common stock issue for acquisition	1,980,000,000	198,000	-	-	198,000
Cancellation of common stock	(1,980,000,000)	(198,000)	-	-	(198,000)
Net loss	-	-	-	(163,412)	(163,412)
Balance as of December 31, 2017	5,533,000	$553	$159,437	$(345,355)	$(185,365)

The accompanying notes are an integral part of these consolidated financial statements.

ABV CONSULTING, INC.

Consolidated Statements of Cash Flows

	Years ended
	December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(163,412)	$(69,872)	$(46,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	-	3,250	6,500
Gain on disposal of a subsidiarity	(32,873)	-	-
Loss from discontinued operation	32,873	-	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,231	(710)	(16,881)
Net Cash Used in Operating Activities	(159,181)	(67,332)	(57,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	157,844	20,000	35,000
Capital contribution	-	40,455	-
Proceeds from note payable	-	12,500	-
Repayment of note payable	-	(12,500)	-
Net Cash Provided by Financing Activities	157,844	60,455	35,000

Net decrease in cash and cash equivalents for the year	(1,337)	(6,877)	(22,111)
Cash and cash equivalents at beginning of the year	1,636	8,513	30,624
Cash and cash equivalents at end of the year	$299	$1,636	$8,513

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition	$198,000	$-	$-
Cancellation of common stock issued for acquisition	$198,000	$-	$-
Capital contribution of accrued interest from related party	$-	$696	$-
Capital contribution of notes payable from related party	$-	$35,000	$-

The accompanying notes are an integral part of these consolidated financial statements

ABV CONSULTING, INC.

Notes to the Consolidated Financial Statements

December 31, 2017, 2016 and 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

On December 19, 2017, the Company entered into a Rescission Agreement. The Rescission Agreement rescinded the share exchange agreement dated February 24, 2017 (the “Share Exchange Agreement”), between the equity interest owners of APSL.

NOTE 2– GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2017, the Company experienced an accumulated deficit of $345,355 and net loss of $163,412 and negative operating cash flows of $159,181 for the year ended December 31, 2017. The continuation of the Company as a going concern through December 31, 2018 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Basis of consolidation

The consolidated financial statements include the financial statements of ABVN and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Use of Estimates in Financial Statements

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Foreign Currency Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiary in Hong Kong maintain their books and records in their local currency, the Hong Kong Dollar ("HKD"), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the respective year:

	December 31,
	2017	2016	2015
Year-end US$:HKD1 exchange rate	$0.128	$0.128	$0.128
Annual average US$:HKD1 exchange rate	$0.128	$0.128	$0.128

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence. (see Note 9).

Fair value of Financial Instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable, amount due to related parties, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•	Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

•	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of December 31, 2017, 2016 and 2015, the company has no dilutive securities.

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

For the years ended December 31, 2017, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2017 and 2016, the Company did not have any significant unrecognized uncertain tax positions.

Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date , which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers . The Company’s is currently finalizing its evaluation of standard product sales arrangements and has identified an adoption impact related to revenue from certain distributor agreements which was deferred until the period in which the distributor sells through the inventory to the end customer. In connection with the adoption of ASU 2014-09, the Company will change the recognition of sales to these distributors whereby revenue will be estimated and recognized in the period in which the Company transfers control of the product to the distributor; the adoption impact is not expected to be material. Other than this impact, the Company has not identified any expected impact on the timing and measurement of revenue for standard product sales arrangements from the adoption of the standard and the Company is currently formalizing its final conclusions. The Company is also formalizing its evaluation of the impact of adoption on non-product sales arrangements, which represent less than five percent of revenue. The Company has developed and used a comprehensive project plan to guide implementation of the new standard and is currently completing its assessment. The Company will adopt the new accounting standard using the modified retrospective transition method effective January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases . The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance was effective for the Company in the first quarter of 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash , which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. The standard is effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

 In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In November 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate the following previously issued guidance from the SEC. ‘The amendments in ASU No. 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) that bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption

NOTE 4 – DISCONTINUED OPERATIONS

On December 19, 2017, the Company entered into a Rescission Agreement. The Rescission Agreement rescinded the share exchange agreement dated February 24, 2017 (the “Share Exchange Agreement”), between the equity interest owners of APSL.

During the year ended December 31, 2017, the Company recorded $32,873 as a gain on the disposal of a subsidiary. The Company has no continuing involvement in the operations of APSL. The disposal of APSL qualified as a discontinued operation of the Company and accordingly, the Company has presented the results of APSL operations from its statements of operations to present this business in discontinued operations.

The following table shows the results of operations of APSL for the year ended December 31, 2017, which are included in the loss from discontinued operations:

Year Ended December 31,
2017
Revenue, net	$-

Operating Expenses
General and administrative	32,873
Professional fees	-
Loss from discontinued operations	$(32,873)

NOTE 5 – INCOME TAXES

ABV Consulting, Inc. was formed in 2013. Prior to the acquisition of ABV HK in June 2017, the Company only had operations in the United States. In June 2016, the Company became the parent of ABV HK., a wholly owned Hong Kong subsidiary, which files tax returns in Hong Kong.

For the years ended December 31, 2017, 2016 and 2015, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	For the Years Ended
	December 31,
	2017	2016	2015

Tax jurisdiction from:
- Local	$(84,837)	$(69,872)	$(46,730)
- Foreign	(78,575)	-	-
Loss before income taxes	$(163,412)	$(69,872)	$(46,730)

United States of America

ABV Consulting, Inc. is registered in the State of Nevada and is subject to the tax laws of United States of America.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company’s financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

As of December 31, 2017, the operations in the United States of America incurred approximately $260,000 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of approximately $54,600 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2013.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at a standard income tax rate of 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2017, 2016 and 2015 is as follows:

	For the Years Ended December 31,
	2017	2016	2015

Loss before income taxes from HK operation	$(78,575)	$-	$-
Statutory income tax rate	16.5%	16.5%	-
Income tax expense at statutory rate	(12,965)	-	-
Tax losses carryforward	12,965	-	-
Income tax expense	$-	$-	$-

As of December 31, 2017, the operations in the Hong Kong incurred $78,575 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $12,965 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2017 and 2016:

	December 31,
	2017	2016

Deferred tax assets:
Net operating loss carryforwards
United States – current rate	$88,400	$61,778
United States – effect of change in statutory rate	(33,800)	-
Hong Kong	12,965	-
Total	67,565	61,778
Less: valuation allowance	(67,565)	(61,778)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $67,565 as of December 31, 2017. In 2017, the valuation allowance increased by $5,787, primarily relating to net operating loss carryforwards from the foreign tax regime and were reduced in the local regime due to the new tax cuts.

NOTE 6 – NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended
	December 31,
	2017	2016	2015

Net loss attributable to common shareholders	$(163,412)	$(69,872)	$(46,730)

Weighted average common shares outstanding – Basic and diluted	1,600,382,315	5,533,000	5,533,000

Net loss per share – Basic and diluted	$(0.00)	$(0.01)	$(0.01)

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 3,000,000,000 shares of common stock, par value $0.0001 and 10,000,000 preferred shares of blank check shares par value $0.0001.

During the year ended December 31, 2016, the Company’s former CEO paid operating expenses of $40,455 on behalf of company and forgave the debt of $40,455, notes payable of $35,000 and accrued interest of $696 and the Company recognized as contribution of capital.

During the years ended December 31, 2017, 2016 and 2015, the Company imputed compensation of $0, $3,250 and $6,500 respectively, for services provided by its former CEO.

During the year ended December 31, 2017, the Company issued common stock as follows;

•	1,980,000,000 shares of common stock were issued for acquisition of Allied Plus (Samoa) Limited on February 24, 2017 (“APSL,” and such transaction, the “APSL Transaction”) (Note 1)
•	1,980,000,000 shares of common stock were cancelled based on a Rescission Agreement on December 19, 2017 (Note 1)

As of December 31, 2017 and 2016, 5,533,000 shares of common stock were issued and outstanding, respectively.

NOTE 8 – PENSION COSTS

The Company is required to make contribution to their employees under a defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2017, 2016 and 2015, $1,974, $0 and $0 contributions were made accordingly.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, 2016 and 2015, the Company received advances from a shareholder in the amount of $149,360, $20,000 and $35,000 to pay for expenses.

For the year ended December 31, 2017, the Company has been provided free office space by its majority stockholder. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

As of December 31, 2017 and 2016, the Company owed to shareholders $177,844 and $20,000, respectively. The amounts due to the related parties are unsecured, non-interest bearing and have no fixed terms of repayment. Imputed interest from related party loans is not significant.

On April 21, 2015, the Company entered into an unsecured promissory note in the amount of $20,000 with its Former Chief Executive Officer (“CEO”). The note was due on April 21, 2017 and had an interest rate of 2% per annum. On August 22, 2016, The Former Chief Executive Officer forgave the promissory note in the amount of $20,000 and accrued interest of $478. The forgiveness of the loans and accrued interest has been treated as a capital contribution.

On October 8, 2015, the Company entered into an unsecured promissory note in the amount of $15,000 with its Former CEO. The note was due on October 8, 2017 and had an interest rate of 2% per annum. On August 22, 2016, The Former Chief Executive Officer forgave the promissory note in the amount of $15,000 and accrued interest of $218. The forgiveness of the loans and accrued interest has been treated as a capital contribution.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of December 31, 2017, the Company has no material commitments under operating leases.

Capital commitment

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

As of December 31, 2017, the Company has no material capital commitments.

NOTE 11 – SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2017:
Revenue	$-	$-	$12,821	$12,820
Operating loss	(62,066)	(31,443)	(28,565)	(41,338)
Loss from discontinued operations	(32,873)	-	-	-
Gain on disposal of a subsidiary	-	-	-	32,873
Net loss	(94,939)	(31,443)	(28,565)	(8,465)
Loss per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended December 31, 2016:
Revenue	$-	$1,000	$1,000	$-
Operating loss	(16,160)	(17,413)	(8,891)	(27,059)
Net loss	(16,334)	(17,588)	(8,891)	(27,059)
Loss per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2017, up through the date the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Resignation of Current Independent Registered Public Accounting Firm

On October 16, 2017, the board of directors of ABV accepted the resignation of Anthony Kam & Associates Ltd. (“AKAM”), as the Company’s independent registered public accounting firm.

The reports of AKAM on the financial statements of the Company for the past two fiscal years ended December 31, 2016 and 2015, the subsequent interim periods thereto, and through October 16, 2017, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of providing a qualification as to the Company’s ability to continue as a going concern in the Company’s financial statements for the fiscal year ended December 31, 2016, and the subsequent interim periods thereto.

The decision to accept the resignation of AKAM and to engage a new independent registered public accounting firm was approved by the Company’s board of directors.

During the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through October 16, 2017, the date of AKAM’s resignation, (a) the Company and AKAM had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AKAM, would have caused AKAM to make reference to the matter in their reports, and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

Appointment of New Independent Registered Public Accounting Firm

On October 16, 2017, the Company’s board of directors approved the engagement of HKCMCPA Company Limited (“HKCMCPA”) as our new independent registered public accounting firm to audit and review the Company’s financial statements.

During the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through October 16, 2017, the engagement date of HKCMCPA, neither the Company, nor someone on its behalf, has consulted HKCMCPA regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that HKCMCPA concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management, including our Chief Executive Officer and principal financial officer, concluded that, as a result of the material weakness in our internal control over financial reporting as described below as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of the Company are being made in accordance with the authorization of our management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 because it identified the following material weakness and significant deficiencies:

(1)

lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2)	inadequate segregation of duties consistent with control objectives;

(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and

(4)	ineffective controls over period end financial disclosure and reporting processes.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP and establish an audit committee and implement internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this annual report:

Name	Age	Position
Wai Lim Wong	46	President, Chief Executive Officer, Chief Financial Officer and Director
Wai Chi Chan	56	Chief Financial Officer
Ching Yau Chu	60	Chief Operating Officer
Chi Lin Chow	46	Secretary

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Wai Lim Wong, President, Chief Executive Officer and Director

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

Wai Chi Chan, Chief Financial Officer

Mr. Chan, age 56, has been appointed as the Company’s Chief Financial Officer. He has over 30 years of experience in banking, finance, administration and project management. Prior to joining the Company, Mr. Chan has been the “Head of Finance and Administration” of the Evergreen Group since November 2013 where he is accountable for the areas of accounting, administration and human resources management across companies owned or operated by Evergreen Group. From 1987 to 2009, Mr. Chan had been employed as the “Manager, Standards & Governance” in Standard Chartered Bank, an international financial institution. At Standard Chartered Bank, Mr. Chan’s responsibilities included process standardization, enhancement of operational and reporting capabilities, development and execution of internal control procedures and policies and project management. During his employment at Standard Chartered Bank, Mr. Chan achieved practical and valuable experience in handling various types of international companies and professionals. Mr. Chan received a Bachelor of Science Degree in Finance from the Open University of Hong Kong.

Ching Yau Chu, Chief Operating Officer

Mr. Chu (age 60), has been appointed as the Company’s Chief Operating Officer. He has over 39 years of experience in banking and financial and securities business and is fluent in English, Cantonese and Mandarin. Prior to joining the Company, Mr. Chu has been a Group Chief Executive Officer of the Evergreen Group since 2013 responsible for the businesses and management across companies owned or operated by Evergreen Group. From 2011 to 2013, Mr. Chu was a General Manager of Pico Zeman Securities (HK) Limited, a financial products and services company based in Hong Kong where he was responsible for the overall businesses, operations and management of the company. From 2009 to 2011, Mr. Chu was appointed and employed as a Senior Advisor by the Banking Skills Training Consultancy (BTC), Vietnam, an organization sponsored by the World Bank for the emerging growing countries. His responsibility included providing consultancy advice to reorganize the local banking industry’s business strategies, organizational structure, service standards, talent development, organization transformation as well to improve the Vietnam Banking Industry’s capability by building a Vocational Training in Banking, Insurance and Securities in Vietnam. From 1978 to 2009, Mr. Chu completed 31 years of service at Standard Chartered Bank where his last position was Senior Manager, Global Standards and Governance and Talent Development where he had global responsibility for driving learning culture, service standards, strategy policies, talent development across a variety of countries where the Standard Chartered Bank Group operated. Mr. Chu was also appointed by the Hong Kong Government Secretariat Education and Manpower Bureau as a Council Member of the Banking Training Board of Vocational Training Council from 1993 to 1997 that was responsible for improving the Hong Kong banking industry development and capabilities of the banking employees through training and development initiatives. Mr. Chu holds a Master’s Degree in Human Resources and Training and a Master Degree in Business Administration from the Leicester University (UK) and the Chinese University of Hong Kong, respectively.

Chi Lin Chow, Secretary

Mr. C.L. Chow was appointed Corporate Secretary in September 2017. Mr. Chow has a strong background in technology sales and sales leadership with a focus on Greater China, and experience that includes nearly two decades in advanced manufacturing and semiconductor-related sales, marketing, business development and building relationships experience with global companies in the Semiconductor, LED, Scientific and PCB industries in China. Prior to joining ABVN, he spent thirteen years in various sales management and project development roles at Electro Scientific Industries, where he was Sales Director for China from 2010 to 2015, and Sales Manager for China from 2002 to 2010. Mr. Chow holds a Bachelor of Engineering degree in Industrial Engineering and Engineering Management from Hong Kong University of Science and Technology.

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

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its Principal Executive Officer and Principal Financial Officer. The Company will adopt a Code of Ethics in 2018.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2017 and 2016 by Wai Lim Wong, our Chief Executive Officer and President, Wai Chi Chan, our Chief Financial Officer, Ching Yau Chu, our Chief Operating Officer, and Chin Lin Chow, our Secretary (collectively, the “Named Executive Officers”). We had no other executive officers in the year ended December 31, 2017 (“Fiscal 2017”).

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Wai Lim Wong	2017	2,692	-	7,692	10,384
Chief Executive Officer and President (Principal Executive Officer)	2016	-	-	-	-

Wai Chin Chan	2017	-	-	-	-
Chief Financial Officer (Principal Financial Officer)	2016	-	-	-	-

Chin Lin Chow	2017	2,692	-	6,410	9,102
Secretary	2016	-	-	-	-

Ching Yau Chu	2017	-	-	-	-
Chief Operating Officer	2016	-	-	-	-

We do not expect to pay compensation to Messrs. Chan and Chu until sufficient and sustainable revenues and profits are realized.

Employment Agreements

Wai Lim Wong

We entered into an employment agreement effective August 28, 2017 with Wai Lim Wong pursuant to which Mr. Wong agreed to serve as our Chief Executive Officer. We may terminate Mr. Wong’s employment and Mr. Wong may terminate his employment upon 30 days’ prior written notice.

Pursuant to his employment agreement, Mr. Wong is paid an annual salary of HKD60,000 ($7,653). We also agreed to pay a maximum entertainment allowance of HKD15,000 ($1,913) monthly.

The Company’s board of directors may also, from time to time, award a bonus to Mr. Wong. In addition, Mr. Wong is entitled to reimbursement for reasonable costs and expenses, participation in certain retirement and to paid vacation.

Upon termination of Mr. Wong’s employment for any reason, he will be entitled to (a) his base salary accrued through the date of termination; (b) any bonus that has been approved by the board of directors and remains unpaid; (c) reimbursement of expenses incurred prior to termination that were incurred in connection with his duties and obligations under the agreement; (d) any benefits accrued or earned in accordance with the terms of any of our applicable benefit plans or programs; and (e) to severance in an amount equal to HKD5,000 ($638); provided, however, that in the event he is terminated “for cause” (as defined below), and subject to applicable law, we shall be entitled to offset against such severance payment an amount equal to any loss or damage which we have incurred as result of the acts or omissions resulting in such termination “for cause.”

Commencing on the termination of his employment and through the second anniversary of such date, Mr. Wong is prohibited from (a) inducing or attempting to influence any of our employees to engage in any activities competitive with our then business; (b) employing or offering employment to any person who was employed by us on the date of termination; or (c) inducing or attempting to induce any customer, supplier, licensee or other business relationship of ours to cease or reduce its business with us or in any way interfere with the relationship between any such customer, supplier, licensee or business relationship and us.

Chi Lin Chow

We entered into an employment agreement effective August 28, 2017 with Chi Lin Chow pursuant to which Mr. Chow agreed to serve as our Secretary. We may terminate Mr. Chow’s employment and Mr. Chow may terminate his employment upon 30 days’ prior written notice.

Pursuant to his employment agreement, Mr. Chow is paid an annual salary of HKD60,000 ($7,653). We also agreed to pay a maximum entertainment allowance of HKD15,000 ($1,913) monthly.

The Company’s board of directors may also, from time to time, award a bonus to Mr. Chow. In addition, Mr. Chow is entitled to reimbursement for reasonable costs and expenses, participation in a sales and marking commission scheme, participant in certain retirement and to paid vacation.

Upon termination of Mr. Chow’s employment for any reason, he will be entitled to (a) his base salary accrued through the date of termination; (b) any bonus that has been approved by the board of directors and remains unpaid; (c) reimbursement of expenses incurred prior to termination that were incurred in connection with his duties and obligations under the agreement; (d) any benefits accrued or earned in accordance with the terms of any of our applicable benefit plans or programs; and (e) to severance in an amount equal to HKD5,000 ($638); provided, however, that in the event he is terminated “for cause” (as defined below), and subject to applicable law, we shall be entitled to offset against such severance payment an amount equal to any loss or damage which we have incurred as result of the acts or omissions resulting in such termination “for cause.”

Commencing on the termination of his employment and through the second anniversary of such date, Mr. Chow is prohibited from (a) inducing or attempting to influence any of our employees to engage in any activities competitive with our then business; (b) employing or offering employment to any person who was employed by us on the date of termination; or (c) inducing or attempting to induce any customer, supplier, licensee or other business relationship of ours to cease or reduce its business with us or in any way interfere with the relationship between any such customer, supplier, licensee or business relationship and us.

Outstanding Equity Awards at 2017 Fiscal Year End

No long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We had no outstanding equity awards as of December 31, 2017.

Director Compensation

Because both of our sole director is our Chief Executive Officer, he received no compensation for his services as director, other than reimbursements for all travel and lodging expenses associated with company matters.

Retirement Plans

The Company currently maintains no plans for its executive officers or employees that provide for payments or other benefits at, following or in connection with retirement, except as is required by Hong Kong’s Mandatory Provident Fund and is part of mandated employment contributions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our shares of common stock, the sole outstanding class of our voting securities, by (i) each executive officer and director, and (ii) all executive officers and directors as a group. There are no shares of preferred stock of the Company which are issued and outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 5,533,000 shares issued and outstanding as of March 13, 2018. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The Company does not maintain any equity compensation plans.

Name	Number of Shares Beneficially Owned(2)	Percent of Class(3)
Directors and Named Executive Officers(1):
Wai Lim Wong	0	0%
Wai Chi Chan	0	0%
Ching Yau Chu	0	0%
Chi Lin Chow	0	0%

All Executive Officers and Directors as a group (4 people)	0	0%

Ping Zhang 1-3-1 No. 15 Xinxingyuan, Ganjingzi District, Dallian City, Liaoning Province, PRC	5,000,000	90.4%

____________

(1)	The address for each director and name executive officer of the Company is c/o ABV Consulting, Inc. Unit 1101-1102, 11th Floor, Railway Plaza, 39 Chatham Road South, Tsim Sha Tsui, Kowloon, Hong Kong.

(2)	For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of the date of March 13, 2018.

(3)	Indicates shares of common stock, par value $0.0001 per share.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under require the Company’s officers, directors, and holders of 10% or more of its outstanding common stock to file certain reports with the Securities and Exchange Commission (the “Commission”). The Company is not subject to the requirements of the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Transactions

During the year ended December 31, 2017, 2016 and 2015, the Company received advances from a shareholder in the amount of $149,360, $20,000 and $35,000 to pay for expenses.

As of December 31, 2017 and 2016, the Company owed to shareholders $177,844 and $20,000, respectively. The amounts due to the related parties are unsecured, non-interest bearing and have no fixed terms of repayment. Imputed interest from related party loans is not significant.

On April 21, 2015, the Company entered into an unsecured promissory note in the amount of $20,000 with its former Chief Executive Officer ("CEO"). The note was due on April 21, 2017 and had an interest rate of 2% per annum.  On August 22, 2016, the former Chief Executive Officer forgave the promissory note in the amount of $20,000 and accrued interest of $478. The forgiveness of the lonas and accrued interest has been treated as a capital contribution.

On October 8, 2015, the Company entered into an unsecured promissory note in the amount of $15,000 with its Former CEO. The note was due on October 8, 2017 and had an interest rate of 2% per annum. On August 22, 2016, The Former Chief Executive Officer forgave the promissory note in the amount of $15,000 and accrued interest of $218. The forgiveness of the loans and accrued interest has been treated as a capital contribution.

For the year ended December 31, 2017, the Company has been provided free office space by its majority stockholder. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Procedures for Approval of Related Party Transactions

The Company’s board of directors conducts an appropriate review of, and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. However, we have not adopted formal policies and procedures for the review, approval or ratification of such transactions, but instead review them on a case-by-case basis.

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

Item 14. Principal Accounting Fees and Services

The following table shows the fees that were billed for the audit and other services provided by our independent auditors for the fiscal years ended December 31, 2017 and 2016, respectively.

	2017	2016

Audit Fees(1)	$9,000	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$9,000	$-

______________

(1)

On October 16, 2017, HKCMCPA Company Limited were engaged as the Company’s independent public accounting firm to audit December 31, 2017 and 2016. Audit fees relate to the fees billed for our September 30, 2017 interim report and no fees were billed by HKCMCPA Company Limited during 2016.

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees that would normally be disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning. The services for the fees that would normally be disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Approval of Fees

In order to ensure independence of the principal accountant, the engagement must be approved by the Company in accordance with Section 10A(i) of the Securities Exchange Act of 1934, as amended. The engagement must be either: (i) approved by our audit committee prior to the engagement; or (ii) entered into pursuant to pre-approval policies and procedures established by our audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the entire board of directors before the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

		Incorporated by Reference
Exhibit No.	Title	Form	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	9/3/2014
3.2	Certificate of Correction to Articles of Incorporation	S-1	3.2	9/3/2014
3.3	Bylaws	S-1	3.3	9/3/2014
3.4	Certificate of Amendment to Articles of Incorporation, effective as of December 19, 2016	8-K	3.1	2/24/2017
10.1	Share Exchange Agreement	8-K	10.1	2/24/2017
10.2	Mutual Rescission Agreement and General Release	8-K	16.1	12/22/2017
10.3+	Employment Agreement between ABV Consulting and Wai Lim Wong dated as of August 28, 2017.
10.4+	Employment Agreement between ABV Consulting and Chi Lin Chow dated as of August 28, 2017.
16.1	Auditor Letter	8-K	16.1	10/20/2017
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial information for the fiscal years ended December 31, 2017, 2016 and 2015 formatted in Extensible Business Reporting Language (XBRL): (i) balance sheets, (ii) statements of operations, (iii) statement of stockholders’ deficit, (iv) statements of cash flows and (v) notes to the financial statements.

_____________

* Filed herewith
+ Management contract

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2018

ABV Consulting, Inc.

By:	/s/ Wai Lim Wong
Wai Lim Wong
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Wai Chi Chan
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Wai Lim Wong	Chief Executive Officer and Director	March 19, 2018
Wai Lim Wong	(Principal Executive Officer)

/s/ Wai Chi Chan	Chief Financial Officer	March 19, 2018
Wai Chin Chan	(Principal Financial and Accounting Officer),

/s/ Chi Lin Chow	Secretary	March 19, 2018
Chi Lin Chow

/s/ Ching Yau Chu	Chief Operating Officer	March 19, 2018

Ching Yau Chu

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company has not sent an annual report, proxy statement, form of proxy or other proxy soliciting material to our security holders.

