Form 10-Q
period 2018-03-31
ABV CONSULTING, INC.
filed 2018-05-10
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-198567

ABV CONSULTING, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3997344
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 1101-1102, 11/F, Railway Plaza, 39 Chatham Road S., Tsim Sha Tsui, Kowloon, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

(852) 3758 2116

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ☐ YES   ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 9, 2018, the registrant had 5,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

3

ABV CONSULTING, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$4,539	$299
Accounts receivable, net	12,821	-
Total Current Assets	17,360	299

TOTAL ASSETS	$17,360	$299

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$15,260	$7,820
Due to related parties	199,658	177,844
Total Current Liabilities	214,918	185,664

TOTAL LIABILITIES	214,918	185,664

Commitments and contingencies

Stockholders' Deficit: Preferred stock: 10,000,000 authorized; $0.0001 par value. No shares issued and outstanding	-	-
Common stock: 3,000,000,000 shares authorized; $0.0001 par value 5,533,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	553	553
Additional paid in capital	159,437	159,437
Accumulated deficit	(357,548)	(345,355)
Total Stockholders' Deficit	(197,558)	(185,365)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,360	$299

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Revenue	$12,821	$-

Operating Expenses
General and administrative	11,444	15,099
Professional fees	13,570	46,967
Total Operating Expenses	25,014	62,066

Operating loss	(12,193)	(62,066)

Provision for income taxes	-	-

Net loss from continuing operations	(12,193)	(62,066)

Discontinued operations
Loss from discontinued operation	-	(32,873)
Loss from discontinued operations, net of tax benefits	-	(32,873)

Net loss	$(12,193)	$(94,939)

Basic and dilutive loss per common share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$-	$(0.00)
Net loss	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,533,000	1,981,945,670

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,193)	$(94,939)
Changes in operating assets and liabilities:
Accounts receivable	(12,821)	-
Accounts payable and accrued liabilities	7,440	41,777
Net Cash Used in Operating Activities	(17,574)	(53,162)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash from acquisition of subsidiary	-	1,636
Net Cash Provided by Investing Activities	-	1,636

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	21,814	20,000
Net Cash Provided by Financing Activities	21,814	20,000

Net increase (decrease) in cash and cash equivalents for the period	4,240	(31,526)
Cash and cash equivalents at beginning of the period	299	42,000
Cash and cash equivalents at end of the period	$4,539	$10,474

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition	$-	$198,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Notes to the Condensed Consolidated Financial Statements

For the three months ended March 31, 2018

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 2 – ORGANIZATION AND BUSINESS BACKGROUND

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

NOTE 3 – GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2018, the Company had an accumulated deficit of $357,548 and net loss of $12,193 and net cash used in operations of $17,574 for the three months ended March 31, 2018. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through March 31, 2019 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Basis of consolidation

The condensed consolidated financial statements include the financial statements of ABVN and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

The reporting currency of the Company is the United States Dollar (“USD”). The Company's subsidiary in Hong Kong maintain their books and records in their local currency, the Hong Kong Dollar (“HKD”), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the USD are translated into USD, in accordance with ASC 830, “Translation of Financial Statements”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2018 and December 31, 2017, the Company had $4,539 and $299 in cash and cash equivalents, respectively.

Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and note payable): cash and cash equivalents, accounts receivable, accounts payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●

Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from the rendering of business advisory services, such as training, implementation, consulting, and other customer-specific services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;

•	identify the performance obligations in the contract;

•	determine the transaction price;

•	allocate the transaction price to performance obligations in the contract; and

•	recognize revenue as the performance obligation is satisfied.

Income taxes

Income taxes are determined in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the three months ended March 31, 2018 and 2017, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2018, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of March 31, 2018, the company has no dilutive securities.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606).” The FASB also issued a series of other ASUs, which update ASU 2014-09 (collectively, the “new revenue recognition standard”). This new standard replaces all previous U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the quarter ended March 31, 2018. The Company expects the impact to be immaterial on an ongoing basis.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods, and requires a retrospective approach. The Company adopted this standard effective January 1, 2018 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively, "restricted cash"). Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard retrospectively effective January 1, 2018 and the adoption did not have a material effect on the Company’s consolidated financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018, the Company received advances from a shareholder in the amount of $21,814 to pay for operating expenses.

As of March 31, 2018, and December 31, 2017, the Company owed to related parties $199,658 and $177,844, respectively. The amounts due to the related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

NOTE 6 – INCOME TAXES

The Company generated an operating loss for the three months ended March 31, 2018 and 2017 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

ABV Consulting, Inc. is registered in the State of Nevada and is subject to the tax laws of United States of America

As of March 31, 2018, the operation in the United States of America incurred approximately $260,000 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $54,600 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, ABV Consulting Limited, is incorporated in Hong Kong and is subject to the Inland Revenue Ordinance of Hong Kong. Hong Kong currently maintains a uniform tax rate of 16.5% for all enterprises.

As of March 31, 2018, the operation in Hong Kong incurred $90,768 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $14,976 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Three months ended March 31,
	2018	2017

Loss before income taxes from Hong Kong operation	$(12,193)	$-
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(2,011)	-
Tax losses carryforwards	2,011	-
Income tax expense	-	-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2018 and December 31, 2017:

	March	December
	31, 2018	31, 2017
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards
United States	$54,600	$54,600
Hong Kong	14,976	12,965
Total	69,576	67,565
Less: valuation allowance	(69,576)	(67,565)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $69,576 as of March 31, 2018. During the three months ended 2018, the valuation allowance increased by $2,011, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE 7 - DISCONTINUED OPERATIONS

On December 19, 2017, the Company entered into a Rescission Agreement. The Rescission Agreement rescinded the share exchange agreement dated February 24, 2017 between the equity interest owners of Allied Plus (Samoa) Limited (“APSL”).

On December 19, 2017, the Company recorded $32,873 as a gain on the disposal of a subsidiary. The Company has no continuing involvement in the operations of APSL. The disposal of APSL qualified as a discontinued operation of the Company and accordingly, the Company has presented the results of APSL operations from its statements of operations to present this business in discontinued operations.

The following table shows the results of operations of APSL for the three months ended March 31, 2017, which are included in the loss from discontinued operations:

Three Months Ended March 31,
2017
Revenue, net	$-

Operating Expenses
General and administrative	32,873
Professional fees	-
Loss from discontinued operations	$(32,873)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2018, the Company had no material capital commitments or contingencies involved.

NOTE 9 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to the date these financial statements were issued, and has determined that it does not have any material events to disclose, except for the below:

On July 22, 2017, the Company entered into a Memorandum of Understanding with Zhejiang Zhongmeng United Enterprise Management Shareholdings Co., Ltd (“Zhongmeng UEM”) to undertake an acquisition project with Zhongmeng UEM. On April 6, 2018, the Company received notification that Zhongmeng UEM was postponing its expansion and acquisition project with the Company. On April 17, 2018, the Company approved the postponement.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

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
•

Such other factors as discussed throughout Item 2, Management's Discussion and Analysis of Financial Condition or Plan of Operation, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included elsewhere in this quarterly report.

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

Comparison of the three months ended March 31, 2018 and March 31, 2017

	Three Months Ended
	March 31,
	2018	2017	Change	%
Revenue	$12,821	$-	$12,821	-
General and administrative expenses	11,444	15,099	(3,655)	(24%)
Professional fees	13,570	46,967	(33,397)	(71%)
Loss from continuing operations	(12,193)	(62,066)	49,873	(80%)
Loss from discontinued operations	-	(32,873)	32,873	(100%)
Net loss	$(12,193)	$(94,939)	$82,746	(87%)

Our revenue was $12,821 for the three months ended March 31, 2018, as compared to $0 for the same period in 2017. The increase in revenue was primarily due to the Company’s subsidiary in Hong Kong engaging in a consulting project.

Our general and administrative expenses were $11,444 for the three months ended March 31, 2018, as compared to $15,099 for the same period 2017. The decrease in general and administrative expenses was primarily due to an establishment of the operation of its Company’s subsidiary in Hong Kong and a disposal of Allied Plus (Samoa) Limited (“APSL”) on December 19, 2017.

Expenses for professional fees were $13,570 for the three months ended March 31, 2018, as compared to $46,967 for the period 2017. The decrease in professional fees was primarily due to the APSL acquisition in 2017.

Loss from discontinued operations for the three months ended March 31, 2018 and 2017 was $0 and $32,873, respectively. All expenses are related to the APSL which was disposed of on December 19, 2017.

Liquidity and Capital Resources

Working Capital

	March 31,	December 31,
	2018	2017	Change
Current assets	$17,360	$299	$17,061
Current liabilities	$214,918	$185,664	$29,254
Working capital deficiency	$(197,558)	$(185,365)	$(12,193)

The Company’s current assets consists of cash and cash equivalents of $4,539 and accounts receivable of $12,821 at March 31, 2018, as compared to cash and cash equivalents of $299 at December 31, 2017. The increase in cash was primarily due to proceeds from related parties.

As at March 31, 2018, current liabilities consisted of accounts payable of $15,260 and $199,658 owed to related parties, as compared to December 31, 2017, current liabilities consisted of accounts payable of $7,820 and $177,844 owed to related parties. The increase in current liabilities is primarily due to an increase in due to related parties.

Cash Flows

	Three Months Ended
	March 31,
	2018	2017	Change
Cash used in operating activities	$(17,574)	$(53,162)	$35,588
Cash provided by investing activities	-	1,636	(1,636)
Cash provided by financing activities	21,814	20,000	1,814
Net increase (decrease) in cash and cash equivalents for the period	$4,240	$(31,526)	$35,766

Cash Flow from Operating Activities

Cash flows used in operations decreased $35,588 to $17,574 during the three months ended March 31, 2018, mainly due to a decrease of net loss.

Cash Flow from Investing Activities

During the three months ended March 31, 2018, the Company did not have any investing activities.

During the three months ended March 31, 2017, the Company received cash of $1,636 resulting from the acquisition of APSL.

Cash Flow from Financing Activities

During the three months ended March 31, 2018 and 2017, the Company received $21,814 and $20,000 from related parties, respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

For a complete description of our critical accounting policies and estimates, refer to our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2018.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued. Management believes that these recent pronouncements will not have a material effect on our company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2018 from those disclosed in Part II, Item 7A. “Qualitative and Quantitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

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

Management’s Remediation Plan

While management believes that the Company’s condensed consolidated financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with U.S. GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•

The Company is currently looking for an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to assist it with the preparation and review of its condensed consolidated financial statements. The Company is committed to establishing procedures and utilizing experienced individuals with professional supervision to properly segregate duties, prepare and approve the condensed consolidated financial statements and footnote disclosures in accordance with US GAAP.

•

The Board of Directors will be more actively involved in providing additional oversight of the Company’s internal controls, formal review of our condensed consolidated financial statements, and more detailed review of the periodic reports we anticipate filing with the SEC.

•	The Company has initiated efforts to ensure our employees understand the importance of internal controls and compliance with corporate policies and procedures.

•	The Company may retain third party specialists to assist it in the design, implementation and testing of our internal controls as necessary.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities of the Company which were not previously reported in a Current Report on Form 8-K for the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

		Incorporated by Reference
Exhibit No.	Title	Form	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	9/3/2014
3.2	Certificate of Correction to Articles of Incorporation	S-1	3.2	9/3/2014
3.3	Bylaws	S-1	3.3	9/3/2014
3.4	Certificate of Amendment to Articles of Incorporation, effective as of December 19, 2016	8-K	3.1	2/24/2017
10.1	Share Exchange Agreement	8-K	10.1	2/24/2017
10.2	Mutual Rescission Agreement and General Release	8-K	16.1	12/22/2017
10.3	Employment Agreement between ABV Consulting and Wai Lim Wong dated as of August 28, 2017.	10-K	10.3	03/19/2018
10.4	Employment Agreement between ABV Consulting and Chi Lin Chow dated as of August 28, 2017.	10-K	10.4	03/19/2018
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

_____________

*	Filed herewith
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABV CONSULTING, INC.
(Registrant)

Dated: May 10, 2018	/s/ Wai Lim Wong
Wai Lim Wong
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 10, 2018	/s/ Wai Chi Chan
Wai Chi Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

