Form 10-Q
period 2018-06-30
ABV CONSULTING, INC.
filed 2018-08-03
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 1, 2018, the registrant had 5,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ABV CONSULTING, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$4,661	$299
Total Current Assets	4,661	299

TOTAL ASSETS	$4,661	$299

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,430	$7,820
Due to related parties	226,030	177,844
Total Current Liabilities	228,460	185,664

TOTAL LIABILITIES	228,460	185,664

Commitments and contingencies

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.0001 par value No shares issued and outstanding	-	-
Common stock: 3,000,000,000 shares authorized; $0.0001 par value 5,533,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	553	553
Additional paid in capital	159,437	159,437
Accumulated deficit	(383,789)	(345,355)
Total Stockholders’ Deficit	(223,799)	(185,365)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,661	$299

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$12,821	$-

Operating Expenses
General and administrative	20,891	25,729	32,335	73,701
Professional fees	5,350	5,714	18,920	52,681
Total Operating Expenses	26,241	31,443	51,255	126,382

Operating loss	(26,241)	(31,443)	(38,434)	(126,382)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(26,241)	(31,443)	(38,434)	(126,382)

Discontinued operations
Loss from discontinued operation	-	-	-	(32,873)
Loss from discontinued operations, net of tax benefits	-	-	-	(32,873)

Net loss	$(26,241)	$(31,443)	$(38,434)	$(159,255)

Basic and dilutive loss per common share
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	$-	$-	$-	$(0.00)
Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	5,533,000	1,985,533,000	5,533,000	1,983,739,335

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,434)	$(126,382)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,390)	(3,589)
Net Cash Used in Operating Activities	(43,824)	(129,971)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from acquisition	-	1,636
Net Cash Provided by Investing Activities	-	1,636

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	48,186	100,000
Net Cash Provided by Financing Activities	48,186	100,000

Net increase (descrease) in cash and cash equivalents for the period	4,362	(28,335)
Cash and cash equivalents at beginning of the period	299	42,000
Cash and cash equivalents at end of the period	$4,661	$13,665

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition	$-	$198,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ABV CONSULTING, INC.

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018

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

In the opinion of management, the consolidated balance sheet as of December 31, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

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

As of June 30, 2018, the Company had an accumulated deficit of $383,789 and net loss of $38,434 and net cash used in operations of $43,824 for the six months ended June 30, 2018. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through June 30, 2019 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

The reporting currency of the Company is the United States Dollar (“USD”). The Company’s subsidiary in Hong Kong maintain their books and records in their local currency, the Hong Kong Dollar (“HKD”), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30, 2018 and December 31, 2017, the Company had $4,661 and $299 in cash and cash equivalents, respectively.

Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and note payable): cash and cash equivalents, accounts receivable, accounts payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

For the six months ended June 30, 2018 and 2017, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2018, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of June 30, 2018, the Company has no dilutive securities.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The FASB also issued a series of other ASUs, which update ASU 2014-09 (collectively, the “new revenue recognition standard”). This new standard replaces all previous U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the quarter ended June 30, 2018. The Company expects the impact to be immaterial on an ongoing basis.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively, “restricted cash”). Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard retrospectively effective January 1, 2018 and the adoption did not have a material effect on the Company’s consolidated financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, the Company received advances from a related party in the amount of $48,186 to pay for operating expenses.

As of June 30, 2018 and December 31, 2017, the Company owed to related parties $226,030 and $177,844, respectively. The amounts due to the related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

NOTE 6 – INCOME TAXES

The Company generated an operating loss for the six months ended June 30, 2018 and 2017 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

ABV Consulting, Inc. is registered in the State of Nevada and is subject to the tax laws of United States of America. The changes in the tax laws have no material effects on the Company for the period since the net loss from the operation in the United States of America is trivial.

As of June 30, 2018, the operation in the United States of America incurred approximately $260,000 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $54,600 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, ABV Consulting Limited, is incorporated in Hong Kong and is subject to the Inland Revenue Ordinance of Hong Kong. Hong Kong currently maintains a uniform tax rate of 16.5% for all enterprises.

As of June 30, 2018, the operation in Hong Kong incurred $117,009 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $19,306 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Six months ended June 30,
	2018	2017

Loss before income taxes from Hong Kong operation	$(38,434)	$-
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(6,341)	-
Tax losses carryforwards	6,341	-
Income tax expense	-	-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards
United States	$54,600	$54,600
Hong Kong	19,306	12,965
Total	73,906	67,565
Less: valuation allowance	(73,906)	(67,565)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $73,906 as of June 30, 2018. During the six months ended June 30 2018, the valuation allowance increased by $6,341, primarily relating to net operating loss carryforwards from the foreign tax regime.

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

The following table shows the results of operations of APSL for the six months ended June 30, 2017, which are included in the loss from discontinued operations:

Six Months Ended June 30,
2017
Revenue, net	$-

Operating Expenses
General and administrative	32,873
Professional fees	-
Loss from discontinued operations	$(32,873)

There is no income or loss from discontinued operations after the disposal of APSL on December 19, 2017.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2018, the Company had no material capital commitments or contingencies involved.

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
•

Such other factors as discussed throughout Item 2, Management’s Discussion and Analysis of Financial Condition or Plan of Operation, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

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

Comparison of the three months ended June 30, 2018 and June 30, 2017

	Three Months Ended
	June 30,
	2018	2017	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	20,891	25,729	(4,838)	(19)%
Professional fees	5,350	5,714	(364)	(6)%
Net loss	$(26,241)	$(31,443)	$5,202	(17)%

Our revenue was $0 for the three months ended June 30, 2018 and June 30, 2017.

Our general and administrative expenses were $20,891 for the three months ended June 30, 2018, as compared to $25,729 for the same period 2017. The decrease in general and administrative expenses was primarily due to decreased accounting and filing fees.

Expenses for professional fees were $5,350 for the three months ended June 30, 2018, as compared to $5,714 for the same period 2017. There is no significant change in this period.

Liquidity and Capital Resources

Working Capital

	June 30,	December 31,
	2018	2017	Change
Current assets	$4,661	$299	$4,362
Current liabilities	$228,460	$185,664	$42,796
Working capital deficiency	$(223,799)	$(185,365)	$(38,434)

The Company’s current assets consists of cash and cash equivalents of $4,661 at June 30, 2018, as compared to cash and cash equivalents of $299 at December 31, 2017. The increase in cash was primarily due to proceeds from related parties.

As at June 30, 2018, current liabilities consisted of accounts payable of $2,430 and $226,030 owed to related parties, as compared to December 31, 2017, current liabilities consisted of accounts payable of $7,820 and $177,844 owed to related parties. The increase in current liabilities is primarily due to an increase in due to related parties.

Cash Flows

	Six Months Ended
	June 30,
	2018	2017	Change
Cash used in operating activities	$(43,824)	$(129,971)	$86,147
Cash provided by investing activities	-	1,636	(1,636)
Cash provided by financing activities	48,186	100,000	(51,814)
Net increase (decrease) in cash and cash equivalents for the period	$4,362	$(28,335)	$32,697

Cash Flow from Operating Activities

Cash flows used in operations decreased $86,147 to $43,824 during the six months ended June 30, 2018, mainly due to a decrease of net loss.

Cash Flow from Investing Activities

During the six months ended June 30, 2018, the Company did not have any investing activities.

During the six months ended June 30, 2017, the Company received cash of $1,636 resulting from the acquisition of APSL.

Cash Flow from Financing Activities

During the six months ended June 30, 2018 and 2017, the Company received $48,186 and $100,000 from related parties, respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2018 from those disclosed in Part II, Item 7A. “Qualitative and Quantitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018.

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

ABV CONSULTING, INC.
(Registrant)

Dated: August 3, 2018	/s/ Wai Lim Wong
Wai Lim Wong
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 3, 2018	/s/ Wai Chi Chan
Wai Chi Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

