Form 10-Q
period 2018-09-30
ABV CONSULTING, INC.
filed 2018-11-09
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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
As of November 8, 2018, the registrant had 5,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Interim Condensed Consolidated Financial Statements (Unaudited)

3

ABV CONSULTING, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$4,672	$299
Total Current Assets	4,672	299

TOTAL ASSETS	$4,672	$299

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$12,512	$7,820
Due to related parties	236,799	177,844
Total Current Liabilities	249,311	185,664

TOTAL LIABILITIES	249,311	185,664

Commitments and contingencies

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.0001 par value
No shares issued and outstanding	-	-
Common stock: 3,000,000,000 shares authorized; $0.0001 par value
5,533,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	553	553
Additional paid in capital	159,437	159,437
Accumulated deficit	(404,629)	(345,355)
Total Stockholders' Deficit	(244,639)	(185,365)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,672	$299

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$-	$12,821	$12,821	$12,821

Operating Expenses
General and administrative	10,987	22,269	43,322	95,970
Professional fees	9,853	19,117	28,773	71,798
Total Operating Expenses	20,840	41,386	72,095	167,768

Operating loss	(20,840)	(28,565)	(59,274)	(154,974)

Provision for income taxes	-	-	-	-

Net loss	$(20,840)	$(28,565)	$(59,274)	$(154,974)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	5,533,000	1,985,533,000	5,533,000	1,984,341,588

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,274)	$(154,947)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,692	4,141
Deferred revenue	-	12,820
Net Cash Used in Operating Activities	(54,582)	(137,986)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from acquisition	-	1,636
Net Cash Provided by Investing Activities	-	1,636

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	58,955	130,732
Net Cash Provided by Financing Activities	58,955	130,732

Net increase (descrease) in cash and cash equivalents for the period	4,373	(5,618)
Cash and cash equivalents at beginning of the period	299	42,000
Cash and cash equivalents at end of the period	$4,672	$36,382

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition	$-	$198,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ABV CONSULTING, INC.

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018

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

In the opinion of management, the consolidated balance sheet as of December 31, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

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

As of September 30, 2018, the Company had an accumulated deficit of $404,629 and net loss of $59,274 and net cash used in operations of $54,582 for the nine months ended September 30, 2018. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through September 30, 2019 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2018 and December 31, 2017, the Company had $4,672 and $299 in cash and cash equivalents, respectively.

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

For the three and nine months ended September 30, 2018 and 2017, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2018, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of September 30, 2018, the Company has no dilutive securities.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, the Company received advances from a shareholder in the amount of $58,955 to pay for operating expenses.

As of September 30, 2018 and December 31, 2017, the Company owed to related parties $236,799 and $177,844, respectively. The amounts due to the related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

NOTE 6 – INCOME TAXES

The Company generated an operating loss for the nine months ended September 30, 2018 and 2017 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

ABV Consulting, Inc. is registered in the State of Nevada and is subject to the tax laws of United States of America. The changes in the tax laws have no material effects on the Company for the period since the net loss from the operation in the United States of America is trivial.

As of September 30, 2018, the operation in the United States of America incurred approximately $260,000 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $54,600 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, ABV Consulting Limited, is incorporated in Hong Kong and is subject to the Inland Revenue Ordinance of Hong Kong. Hong Kong currently maintains a uniform tax rate of 16.5% for all enterprises.

As of September 30, 2018, the operation in Hong Kong incurred $137,849 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $22,745 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Nine months ended September 30,
	2018	2017

Loss before income taxes from Hong Kong operation	$(59,274)	$-
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(9,780)	-
Tax losses carryforwards	9,780	-
Income tax expense	-	-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2018 and December 31, 2017:

	September	December
	30, 2018	31, 2017
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards
United States	$54,600	$54,600
Hong Kong	22,745	12,965
Total	77,345	67,565
Less: valuation allowance	(77,345)	(67,565)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $77,345 as of September 30, 2018. During the nine months ended September 30 2018, the valuation allowance increased by $9,780, primarily relating to net operating loss carryforwards from the foreign tax regime.

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

The following table shows the results of operations of APSL for the nine months ended September 30, 2017, which are included in the loss from discontinued operations:

Nine Months Ended September 30,
2017
Revenue, net	$-

Operating Expenses
General and administrative	32,873
Professional fees	-
Loss from discontinued operations	$(32,873)

There is no income or loss from discontinued operations after the disposal of APSL on December 19, 2017.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2018, the Company had no material capital commitments or contingencies involved.

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
•

Such other factors as discussed throughout Item 2, Management's Discussion and Analysis of Financial Condition or Plan of Operation, of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

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

The Rescission Agreement provided that the Shareholders would return all of the Shares to the Company in consideration for the return of the Equity Interests to the Shareholders. The Shares would be cancelled and returned to the Company’s treasury. The Shareholders signed stock powers (“Stock Powers”) in favor of the Company, and the Stock Powers and Shares were delivered to the Company’s transfer agent for cancellation.

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

Comparison of the three months ended September 30, 2018 and September 30, 2017

	Three Months Ended
	September 30,
	2018	2017	Change	%
Revenue	$-	$12,821	$(12,821)	(100%)
General and administrative expenses	10,987	22,269	(11,282)	(51%)
Professional fees	9,853	19,117	(9,264)	(48%)
Net loss	$(20,840)	$(28,565)	$7,725	(27%)

Our revenue was $Nil for the three months ended September 30, 2018 and $12,821 for the three months ended September 30, 2017. The decrease in revenue was primarily due to the absence of consultancy fee income in this period.

Our general and administrative expenses were $10,987 for the three months ended September 30, 2018, as compared to $22,269 for the same period 2017. The decrease in general and administrative expenses was primarily due to decreased accounting and filing fees.

Expenses for professional fees were $9,853 for the three months ended September 30, 2018, as compared to $19,117 for the same period 2017. The decrease in professional fees was primarily due to decreased legal and regulatory fees.

Comparison of the nine months ended September 30, 2018 and September 30, 2017

	Nine Months Ended
	September 30,
	2018	2017	Change	%
Revenue	$12,821	$12,821	$-	-
General and administrative expenses	43,322	95,970	(52,648)	(55%)
Professional fees	28,773	71,798	(43,025)	(60%)
Net loss	$(59,274)	$(154,947)	$95,673	(62%)

Our revenue was $12,821 for the nine months ended September 30, 2018 and $12,821 for the nine months ended September 30, 2017.

Our general and administrative expenses were $43,322 for the nine months ended September 30, 2018, as compared to $95,970 for the same period 2017. The decrease in general and administrative expenses was primarily due to decreased accounting and filing fees.

Expenses for professional fees were $28,773 for the nine months ended September 30, 2018, as compared to $71,798 for the same period 2017. The decrease in professional fees was primarily due to decreased legal and regulatory fees.

Liquidity and Capital Resources

Working Capital

	September 30,	December 31,
	2018	2017	Change
Current assets	$4,672	$299	$4,373
Current liabilities	$249,311	$185,664	$63,647
Working capital deficiency	$(244,639)	$(185,365)	$(59,274)

The Company’s current assets consists of cash and cash equivalents of $4,672 at September 30, 2018, as compared to cash and cash equivalents of $299 at December 31, 2017. The increase in cash was primarily due to proceeds from related parties.

As at September 30, 2018, current liabilities consisted of accounts payable of $12,512 and $236,799 owed to related parties, as compared to December 31, 2017, current liabilities consisted of accounts payable of $7,820 and $177,844 owed to related parties. The increase in current liabilities is primarily due to an increase in due to related parties.

Cash Flows

	Nine Months Ended
	September 30,
	2018	2017	Change
Cash used in operating activities	$(54,582)	$(137,986)	$83,404
Cash provided by investing activities	-	1,636	(1,636)
Cash provided by financing activities	58,955	130,732	(71,777)
Net increase (decrease) in cash and cash equivalents for the period	$4,373	$(5,618)	$9,991

Cash Flow from Operating Activities

Cash flows used in operations decreased $83,404 to $54,582 during the nine months ended September 30, 2018, mainly due to a decrease of net loss.

Cash Flow from Investing Activities

During the nine months ended September 30, 2018, the Company did not have any investing activities.

During the nine months ended September 30, 2017, the Company received cash of $1,636 resulting from the acquisition of APSL.

Cash Flow from Financing Activities

During the nine months ended September 30, 2018 and 2017, the Company received $58,955 and $130,732 from related parties, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2018 from those disclosed in Part II, Item 7A. “Qualitative and Quantitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018.

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

ABV CONSULTING, INC.
(Registrant)
Dated: November 9, 2018	/s/ Wai Lim Wong
Wai Lim Wong
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 9, 2018	/s/ Wai Chi Chan
Wai Chi Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

