Form 10-K
period 2018-12-31
ABV CONSULTING, INC.
filed 2019-03-27
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 333-198567

ABV Consulting, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-3997344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 1101-1102, 11/F, Railway Plaza 39 Chatham Road S. Tsim Sha Tsui, Kowloon, Hong Kong
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 3758-2226

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2018, was $2,776,500 based on a $0.5 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

5,553,000 shares of common stock as of March 21, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

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
•

Such other factors as discussed throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

General Overview

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

Our address is Unit 1101-1102, 11/F, Railway Plaza, 39 Chatham Road S., Tsim Sha Tsui, Kowloon, Hong Kong. Our corporate website is www.abvnus.com.

We have one wholly subsidiary, ABV Consulting Limited (HK), a Hong Kong company.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available from the SEC website at www.sec.gov as well as on our corporate website at www.abvnus.com.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal executive office is located at Unit 1101-1102, 11/F, Railway Plaza, 39 Chatham Road S., Tsim Sha Tsui, Kowloon, Hong Kong. Our telephone number is (852) 3758-2226. Our principal executive office is approximately 5,000 square feet, and this office is provided to us rent free by an officer of the Company.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for quotation on the OTC Markets under the symbol “ABVN”.

Our shares are issued in registered form. Corporate Stock Transfer, 3200 Cherry Creek South Drive, Suite 430, Denver, CO 80209 (Telephone: (303) 282-4800; Facsimile: (303) 282-5800 is the registrar and transfer agent for our common shares.

On March 21, 2019, the shareholders’ list showed 25 registered shareholders with 5,553,000 shares of common stock outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2018.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Comparison of the years ended December 31, 2018 and 2017

	Years ended
	December 31,
	2018	2017	Change	%
Revenue	$25,641	$25,641	$-	-
General and administrative expenses	52,048	97,270	(45,222)	(46.5)
Professional fees	34,252	91,783	(57,531)	(62.7)
Loss from continuing operations	(60,659)	(163,412)	102,753	62.9
Loss from discontinued operations	-	-	-	-
Net loss	$(60,659)	$(163,412)	$102,753	62.9

Our revenue was $25,641 for the year ended December 31, 2018, as compared to $25,641 for the same period in 2017.

Our general and administrative expenses were $52,048 for the year ended December 31, 2018, as compared to $97,270 for the same period in 2017. The decrease in general and administrative expenses was primarily due to decrease in salary expenses.

Expenses for professional fees were $34,252 for the year ended December 31, 2018, as compared to $91,783 for the same period in 2017. The decrease in professional fees was primarily due to decrease in accounting and reporting fees.

Liquidity and Capital Resources

	December 31,	December 31,
	2018	2017	Change
Cash	$4,534	$299	$4,235
Total assets	$17,355	$299	$17,056
Total liabilities	$263,379	$185,664	$77,715
Stockholders’ deficit	$(246,024)	$(185,365)	$(60,659)

Working Capital

	December 31,	December 31,
	2018	2017	Change
Current assets	$17,355	$299	$17,056
Current liabilities	$263,379	$185,664	$77,715
Working capital deficiency	$(246,024)	$(185,365)	$(60,659)

As at December 31, 2018, current assets consisted of $4,534 cash and cash equivalents and $12,821 accounts receivable, as compared to December 31, 2017, current assets only consisted of cash and cash equivalents of $299. The increase was primarily due to services provided to customers and advances from related parties, partially set off by cash used in operating activities.

As at December 31, 2018, current liabilities consisted of accounts payable of $5,526 and $257,853 owed to related parties, as compared to December 31, 2017, current liabilities consisted of accounts payable of $7,820 and $177,844 owed to related parties. The increase in current liabilities is due to the operating expenses as discussed above and the advances from related parties to finance the operations of the Company.

Cash Flows

Fiscal year 2018 compared with fiscal year 2017

The following table presents our cash flow for the years ended December 31, 2018 and 2017:

	Years ended
	December 31,
	2018	2017	Change
Cash used in operating activities	$(75,774)	$(159,181)	$83,407
Cash provided by investing activities	-	-	-
Cash provided by financing activities	80,009	157,844	(77,835)
Net increase/(decrease) in cash and cash equivalents for the period	$4,235	$(1,337)	$5,572

Cash Flow from Operating Activities

Cash flows used in operations decreased $83,407 to $75,774 during the fiscal year 2018, mainly due to decreased net loss.

Cash Flow from Financing Activities

During the year ended December 31, 2018, our company received $80,009 from a related party. During the year ended December 31, 2017, our company received $157,844.

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

Basis of Accounting and Going Concern

Our consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $406,014 through December 31, 2018 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on our company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

ABV Consulting, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ABV Consulting, Inc. and subsidiaries (the Company) as of December 31 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

/s/ HKCM CPA & Co.

Certified Public Accountants

(Predecessor Firm: HKCMCPA Company Limited)

Hong Kong, China

March 26, 2019

ABV CONSULTING, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$4,534	$299
Accounts receivable, net	12,821	-
Total Current Assets	17,355	299

TOTAL ASSETS	$17,355	$299

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,526	$7,820
Due to related parties	257,853	177,844
Total Current Liabilities	263,379	185,664

TOTAL LIABILITIES	263,379	185,664

Commitments and contingencies

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.0001 par value No shares issued and outstanding	-	-
Common stock: 3,000,000,000 shares authorized; $0.0001 par value 5,533,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	553	553
Additional paid in capital	159,437	159,437
Accumulated deficit	(406,014)	(345,355)
Total Stockholders’ Deficit	(246,024)	(185,365)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,355	$299

The accompanying notes are an integral part of these consolidated financial statements.

ABV CONSULTING, INC.

Consolidated Statements of Operations

	Years ended
	December 31,
	2018	2017

Revenue	$25,641	$25,641

Operating Expenses
General and administrative	52,048	97,270
Professional fees	34,252	91,783
Total Operating Expenses	86,300	189,053

Operating loss	(60,659)	(163,412)

Provision for income taxes	-	-

Net loss from continuing operations	(60,659)	(163,412)

Discontinued operations
Loss from discontinued operation	-	(32,873)
Gain on disposal of subsidiary	-	32,873
Loss from discontinued operations, net of tax benefits	-	-

Net loss	$(60,659)	$(163,412)

Basic and dilutive loss per common share
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	$-	$(0.00)
Net loss	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	5,533,000	1,600,382,315

The accompanying notes are an integral part of these consolidated financial statements.

ABV CONSULTING, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2018 and 2017

	Common Stock		Additional		Total
	Number of Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - January 1, 2017	5,533,000	$553	$159,437	$(181,943)	$(21,953)

Common stock issue for acquisition	1,980,000,000	198,000	-	-	198,000
Cancellation of common stock	(1,980,000,000)	(198,000)	-	-	(198,000)
Net loss	-	-	-	(163,412)	(163,412)
Balance - December 31, 2017	5,533,000	$553	$159,437	$(345,355)	$(185,365)

Net loss	-	-	-	(60,659)	(60,659)
Balance - December 31, 2018	5,533,000	$553	$159,437	$(406,014)	$(246,024)

The accompanying notes are an integral part of these consolidated financial statements.

ABV CONSULTING, INC.

Consolidated Statements of Cash Flows

	Years ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,659)	$(163,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of subsidiarity	-	(32,873)
Loss from discontinued operation	-	32,873
Changes in operating assets and liabilities:
Accounts receivable	(12,821)	-
Accounts payable and accrued liabilities	(2,294)	4,231
Net Cash Used in Operating Activities	(75,774)	(159,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	80,009	157,844
Net Cash Provided by Financing Activities	80,009	157,844

Net increase/(decrease) in cash and cash equivalents for the year	4,235	(1,337)
Cash and cash equivalents at beginning of the year	299	1,636
Cash and cash equivalents at end of the year	$4,534	$299

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition	$-	$198,000
Cancellation of common stock issued for acquisition	$-	$(198,000)

The accompanying notes are an integral part of these consolidated financial statements

ABV CONSULTING, INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

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

NOTE 2– GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2018, the Company had an accumulated deficit of $406,014 and net loss of $60,659 and net cash used in operations of $75,774 for the year ended December 31, 2018. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through December 31, 2019 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Use of Estimates

In preparing these financial statements, in conformity with GAAP requires management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the respective year:

	December 31,
	2018	2017
Year-end US$:HKD1 exchange rate	$0.128	$0.128
Annual average US$:HKD1 exchange rate	$0.128	$0.128

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2018 and 2017, the Company had $4,534 and $299 in cash and cash equivalents, respectively.

Accounts receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of December 31, 2018 and 2017, the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable. During the years ended December 31, 2018 and 2017, the Company did not record any bad debt expense.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Revenue recognition

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014 - 09 , Revenue from Contracts with Customers (Topic 606 ),  using the full retrospective transition method.  The Company's adoption of ASU 2014 - 09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

Under ASU 2014 - 09 , the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Hong Kong is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of December 31, 2018 and 2017, the Company has no dilutive securities.

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

Recently Adopted Accounting Standards

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

Recent accounting pronouncements

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

For the years ended December 31, 2018 and 2017, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	For the Years Ended
	December 31,
	2018	2017
Tax jurisdiction from:
- Local	$-	$(84,837)
- Foreign	(60,659)	(78,575)
Loss before income taxes	$(60,659)	$(163,412)

United States of America

ABV Consulting, Inc. is registered in the State of Nevada and is subject to the tax laws of United States of America.

As of December 31, 2018, the operations in the United States of America incurred $266,780 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $54,600 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2013.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate of 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2018 and 2017 is as follows:

	For the Years Ended
	December 31,
	2018	2017

Loss before income taxes from HK operation	$(60,659)	$(78,575)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(10,009)	(12,965)
Tax losses carryforward	10,009	12,965
Income tax expense	$-	$-

As of December 31, 2018, the operations in the Hong Kong incurred $139,234 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $22,974 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards
United States	$54,600	$54,600
Hong Kong	22,974	12,965
Total	77,574	67,565
Less: valuation allowance	(77,574)	(67,565)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $77,574 as of December 31, 2018. In 2018, the valuation allowance increased by $10,009, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE 6 – NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2018 and 2017:

	For the Years Ended
	December 31,
	2018	2017
From continuing operation
Net loss attributable to common shareholders	$(60,659)	$(163,412)

Weighted average common shares outstanding – Basic and diluted	5,533,000	1,600,382,315

Net loss per share – Basic and diluted	$(0.01)	$(0.00)

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 3,000,000,000 shares of common stock, par value $0.0001 and 10,000,000 preferred shares, par value $0.0001.

Preferred Stock

As of December 31, 2018 and 2017, no preferred shares were issued and outstanding.

Common stock

During the year ended December 31, 2018, there were no issuances of common stock.

During the year ended December 31, 2017, the Company issued common stock as follows;

•	1,980,000,000 shares of common stock were issued for acquisition of Allied Plus (Samoa) Limited on February 24, 2017 (“APSL,” and such transaction, the “APSL Transaction”) (Note 1)
•	1,980,000,000 shares of common stock were cancelled based on a Rescission Agreement on December 19, 2017 (Note 1)

As of December 31, 2018 and 2017, 5,533,000 shares of common stock were issued and outstanding, respectively.

NOTE 8 – PENSION COSTS

The Company is required to make contribution to their employees under a defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2018 and 2017, $769 and $1,974 contributions were made accordingly.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2018 and 2017, the Company received advances from a shareholder in the amount of $80,009 and $157,844 to pay for expenses, respectively.

As of December 31, 2018 and 2017, the Company owed to shareholders $257,853 and $177,844, respectively. The amounts due to the related parties are unsecured, non-interest bearing and have no fixed terms of repayment. Imputed interest from related party loans is not significant.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of December 31, 2018 and 2017, the Company has no material commitments under operating leases.

Capital commitment

As of December 31, 2018 and 2017, the Company has no material capital commitments.

Other commitment

The Company, through its subsidiary has entered into a Memorandum of Understanding (“Xinjiang MOU”) with Xinjiang Hefeng Zhitong Biotechnology Co. Ltd. (“Hefeng”) effective October 31, 2018. The Company is to be as the sole agent for developing the sales and marketing networks of Hefeng’s organic rice products into international markets. Hefeng is registered in Xinjiang Yining City, and is engaged in the production, processing and marketing of organic agricultural products. Hefeng has owned an organic farming rice field of 5000 Mu. The Company and Hefeng expect to have a definitive agreement by the first quarter of 2019.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2018, up through March 26, 2019, the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer and our principal financial officer), as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer (our principal executive officer and our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management, including our Chief Executive Officer (our principal executive officer and our principal financial officer), concluded that, as a result of the material weakness in our internal control over financial reporting as described below as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2018.

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

Under the supervision of management, including our Chief Executive Officer (our principal executive officer and our principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 because it identified the following material weakness and significant deficiencies:

(1)

lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and

(3)	ineffective controls over period end financial disclosure and reporting processes.

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

Our management, including our Chief Executive Officer (our principal executive officer and our principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jian Wei Yu	Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director	41	February 22, 2019

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Jian Wei Yu - Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and director.

Mr. Yu is a graduate of the Guangdong Institute of Science and Technology in Mainland China. From 1995-2000, Mr. Yu served as a sales and business officer of Dongguan Sure Surplus Marking Planning Limited (“Dongguan”). From 2001-2012, Mr. Yu served as a Business Development Manager with Dongguan. From 2013-2018, Mr. Yu served as General Manager, Marketing and Planning of Dongguan.

Our company believes that Mr. Yu’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Jian Wei Yu(1) CEO, CFO,	2018	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
COO, Secretary and Director	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Wai Lim Wong(2) Former CEO,	2018	7,692	-					23,077	30,769
President and Director	2017	2,692	-	-	-	-	-	7,692	10,384
Wai Chin Chan(3)	2018	-	-	-	-	-	-	-	-
Former CFO	2017	-	-	-	-	-	-	-	-
Chin Lin Chow(4)	2018	1,282						3,846	5,128
Former Secretary	2017	2,692	-	-	-	-	-	6,410	9,102
Ching Yau Chu(5)	2018	-	-	-	-	-	-	-	-
Former COO	2017	-	-	-	-	-	-	-	-

______________

(1)	Mr. Yu was appointed Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director on February 22, 2019.

(2)	Mr. Wong resigned all positions on February 22, 2019.

(3)	Mr. Chan resigned as Chief Financial Officer on February 22, 2019.

(4)	Mr. Chow resigned as Secretary on February 22, 2019

(5)	Mr. Chu resigned as Chief Operating Officer on February 22, 2019.

Except as disclosed, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

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

This agreement terminated upon the resignation of Mr. Wong on February 22, 2019.

Chi Lin Chow

We entered into an employment agreement effective August 28, 2017 with Chi Lin Chow pursuant to which Mr. Chow agreed to serve as our Secretary. Pursuant to his employment agreement, Mr. Chow is paid an annual salary of HKD60,000 ($7,653). We also agreed to pay a maximum entertainment allowance of HKD5,000 ($638) monthly. Since March 2018, Mr. Chow has received no salary.

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

This agreement terminated upon the resignation of Mr. Chow on February 22, 2019.

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2018 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended December 31, 2018.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 21, 2019, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jian Wei Yu Unit 1101-1102, 11/F, Railway Plaza 39 Chatham Road S. Tsim Sha Tsui, Kowloon, Hong Kong	-	-
Directors and Executive Officers as a Group	-	-
Ping Zhang 1-3-1 No 15 Xinxingyuan Ganjingzi District, Dallian City, Liaoning Province	5,000,000	90.04%
5% and Greater Shareholders as a Group	5,000,000	90.04%

_________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 21, 2019. As of March 21, 2019 there were 5,553,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Jian Wei Yu.

We have determined we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2018 and for fiscal year ended December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	December 31, 2018	December 31, 2017
Audit Fees	$15,500	$9,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,500	$9,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Incorporated by Reference
Exhibit No.	Title	Form	Exhibit	Filing Date
(3)	(i) Articles of incorporation; (ii) Bylaws
3.1	Articles of Incorporation	S-1	3.1	9/3/2014
3.2	Certificate of Correction to Articles of Incorporation	S-1	3.2	9/3/2014
3.3	Bylaws	S-1	3.3	9/3/2014
3.4	Certificate of Amendment to Articles of Incorporation, effective as of December 19, 2016	8-K	3.1	2/24/2017
(10)	Material Contracts
10.1	Share Exchange Agreement	8-K	10.1	2/24/2017
10.2	Mutual Rescission Agreement and General Release	8-K	16.1	12/22/2017
(21)	Subsidiaries of the Registrant
21.1*	Subsidiaries of the Registrant
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ABV CONSULTING, INC.
(Registrant)

Dated: March 26, 2019	/s/ Jian Wei YU
Jian Wei YU
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 26, 2019	/s/ Jian Wei YU
Jian Wei YU
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

