Form 10-Q
period 2019-03-31
ABV CONSULTING, INC.
filed 2019-05-15
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission File Number   333-198567

ABV CONSULTING, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3997344
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 1101-1102, 11/F, Railway Plaza, 39 Chatham Road S., Tsim Sha Tsui, Kowloon, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

(852) 3758 2226
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les).

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

As of May 14, 2019, the registrant had 5,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ABV CONSULTING, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$4,248	$4,534
Accounts receivable, net	6,410	12,821
Total Current Assets	10,658	17,355

TOTAL ASSETS	$10,658	$17,355

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$23,280	$5,526
Due to related parties	263,433	257,853
Total Current Liabilities	286,713	263,379

TOTAL LIABILITIES	286,713	263,379

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.0001 par value
No shares issued and outstanding	-	-
Common stock: 3,000,000,000 shares authorized; $0.0001 par value
5,533,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	553	553
Additional paid in capital	159,437	159,437
Accumulated deficit	(436,045)	(406,014)
Total Stockholders' Deficit	(276,055)	(246,024)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,658	$17,355

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenue	$-	$12,821

Operating Expenses
General and administrative	13,876	11,444
Professional fees	16,155	13,570
Total Operating Expenses	30,031	25,014

Operating loss	(30,031)	(12,193)

Provision for income taxes	-	-

Net loss	$(30,031)	$(12,193)

Basic and dilutive loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	5,533,000	5,533,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance, January 1, 2018	5,533,000	$553	159,437	$(345,355)	$(185,365)
Net loss	-	-	-	(12,193)	(12,193)
Balance, March 31, 2018	5,533,000	$553	$159,437	$(357,548)	$(197,558)

Balance, January 1, 2019	5,533,000	$553	159,437	$(406,014)	$(246,024)
Net loss	-	-	-	(30,031)	(30,031)
Balance, March 31, 2019	5,533,000	$553	$159,437	$(436,045)	$(276,055)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,031)	$(12,193)
Changes in operating assets and liabilities:
Accounts receivable	6,411	(12,821)
Accounts payable and accrued liabilities	17,754	7,440
Net Cash Used in Operating Activities	(5,866)	(17,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	5,580	21,814
Net Cash Provided by Financing Activities	5,580	21,814

Net (decrease)/increase in cash and cash equivalents for the period	(286)	4,240
Cash and cash equivalents at beginning of the period	4,534	299
Cash and cash equivalents at end of the period	$4,248	$4,539

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received for interest	$-	$-
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

ABV CONSULTING, INC.

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2018 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, the Company had an accumulated deficit of $436,045 and net loss of $30,031 and net cash used in operations of $5,866 for the three months ended March 31, 2019. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through March 31, 2020 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2019 and December 31, 2018, the Company had $4,248 and $4,534 in cash and cash equivalents, respectively.

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

Accounts receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of March 31, 2019 and December 31, 2018, the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable. During the three months ended March 31, 2019 and 2018, the Company did not record any bad debt expense.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Hong Kong is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of March 31, 2019 and December 31, 2018, the Company has no dilutive securities.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The adoption of ASC 842, did not have a material effect on the Company’s consolidated financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019, the Company received advances from a shareholder in the amount of $5,580 to pay for expenses.

As of March 31, 2019 and December 31, 2018, the Company owed to shareholders $263,433 and $257,853, respectively. The amounts due to the related parties are unsecured, non-interest bearing and have no fixed terms of repayment. Imputed interest from related party loans is not significant.

NOTE 6 – INCOME TAXES

ABV Consulting, Inc. was formed in 2013. Prior to the acquisition of ABV HK in June 2017, the Company only had operations in the United States. In June 2016, the Company became the parent of ABV HK., a wholly owned Hong Kong subsidiary, which files tax returns in Hong Kong.

For the three months ended March 31, 2019 and 2018, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	For the Three Months Ended
	March 31,
	2019	2018
Tax jurisdiction from:
-Local	$-	$-
-Foreign	(30,031)	(12,193)
Loss before income taxes	$(30,031)	$(12,193)

United States of America

ABV Consulting, Inc. is registered in the State of Nevada and is subject to the tax laws of United States of America.

As of March 31, 2019, the operations in the United States of America incurred $266,780 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $54,600 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2013.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate range from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2019 and 2018 is as follows:

	For the Three Months Ended March 31,
	2019	2018

Loss before income taxes from HK operation	$(30,031)	$(12,193)
Statutory income tax rate	8.25%	16.5%
Income tax expense at statutory rate	(2,477)	(2,011)
Tax losses carryforward	2,477	2,011
Income tax expense	$-	$-

As of March 31, 2019, the operations in the Hong Kong incurred $169,265 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $25,451 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards
United States	$54,600	$54,600
Hong Kong	25,451	22,974
Total	80,051	77,574
Less: valuation allowance	(80,051)	(77,574)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $80,051 as of March 31, 2019. In the period, the valuation allowance increased by $2,477, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of March 31, 2019, the Company has no material commitments under operating leases.

Capital commitment

As of March 31, 2019, the Company has no material capital commitments.

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
•

Such other factors as discussed throughout Item 2, Management's Discussion and Analysis of Financial Condition or Plan of Operation, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019

There is no assurance that we will be profitable, we may not be able to attract or retain qualified executives and personnel, we may not be able to obtain customers for future products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our businesses.

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

General Overview

ABV Consulting, Inc. (“we,” “us,” “our,” “ABVN” or the “Company”) was incorporated in the state of Nevada on October 15, 2013..

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

Overview of Current Business

Our Company focuses on the  acquisition of target companies with operations located primarily in Southeast Asia, the Pacific Islands, the People’s Republic of China (including Hong Kong and Macau) (the “PRC”), Taiwan and other jurisdictions within Asia.. We believe that the PRC’s “One Belt, One Road” (“OBOR”) regional cooperation initiative will be a significant driver for strategic investment opportunities throughout Asia.

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

Comparison of the three months ended March 31, 2019 and March 31, 2018

	Three Months Ended
	March 31,
	2019	2018	Change	%
Revenue	$-	$12,821	$(12,821)	(100%)
General and administrative expenses	13,876	11,444	2,432	21%
Professional fees	16,155	13,570	2,585	19%
Net loss	$(30,031)	$(12,193)	$(17,838)	146%

Our revenue was $Nil for the three months ended March 31, 2019 and $12,821 for the three months ended March 31, 2018. The decrease in revenue was primarily due to the absence of consultancy fee income in this period.

Our general and administrative expenses were $13,876 for the three months ended March 31, 2019, as compared to $11,444 for the same period 2018. The increase in general and administrative expenses was primarily due to increased accounting and filing fees.

Expenses for professional fees were $16,155 for the three months ended March 31, 2019, as compared to $13,570 for the same period 2018. The increase in professional fees was primarily due to increased legal and regulatory fees.

Liquidity and Capital Resources

Working Capital

	March 31,	December 31,
	2019	2018	Change	%
Current assets	$10,658	$17,355	$(6,697)	(39%)
Current liabilities	$286,713	$263,379	$23,334	9%
Working capital deficiency	$(276,055)	$(246,024)	$(30,031)	12%

The Company’s current assets consists of cash and cash equivalents of $4,248 and accounts receivable of $6,410 at March 31, 2019, as compared to cash and cash equivalents of $4,534 and accounts receivable of $12,821 at December 31, 2018. The decrease in current assets is primarily due to settlement of accounts receivable.

As at March 31, 2019, current liabilities consisted of accounts payable and accrued liabilities of $23,280 and $263,433 owed to related parties, as compared to December 31, 2018, current liabilities consisted of accounts payable of $5,526 and $257,853 owed to related parties. The increase in current liabilities is primarily due to an increase in accounts payable and accrued liabilities.

Cash Flows

	Three Months Ended
	March 31,
	2019	2018	Change	%
Cash used in operating activities	$(5,866)	$(17,574)	$11,708	(67%)
Cash provided by financing activities	5,580	21,814	(16,234)	(74%)
Net change in cash and cash equivalents	$(286)	$4,240	$(4,526)	(107%)

Cash Flow from Operating Activities

Cash flows used in operations decreased $11,708 to $5,866 during the three months ended March 31, 2019, mainly due to a decrease in accounts receivable and an increase in accounts payable and accrued liabilities.

Cash Flow from Financing Activities

During the three months ended March 31, 2019 and 2018, the Company received $5,580 and $21,814 from related parties, respectively.

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

For a complete description of our critical accounting policies and estimates, refer to our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2019.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued. Management believes that these recent pronouncements will not have a material effect on our company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No applicable to smaller reporting companies.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

		Incorporated by Reference
Exhibit No.	Title	Form	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	9/3/2014
3.2	Certificate of Correction to Articles of Incorporation	S-1	3.2	9/3/2014
3.3	Bylaws	S-1	3.3	9/3/2014
3.4	Certificate of Amendment to Articles of Incorporation, effective as of December 19, 2016	8-K	3.1	2/24/2017
10.1	Share Exchange Agreement	8-K	10.1	2/24/2017
10.2	Mutual Rescission Agreement and General Release	8-K	16.1	12/22/2017
10.3	Employment Agreement between ABV Consulting and Wai Lim Wong dated as of August 28, 2017.	10-K	10.3	03/19/2018
10.4	Employment Agreement between ABV Consulting and Chi Lin Chow dated as of August 28, 2017.	10-K	10.4	03/19/2018
21.1	Subsidiaries of the Registrant: ABV Consulting Limited (HK), a Hong Kong corporation
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

_____________

* Filed herewith
+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABV CONSULTING, INC.
(Registrant)
Dated: May 15, 2019	/s/ Jian Wei YU
Jian Wei Yu
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

