Form 10-Q
period 2019-06-30
ABV CONSULTING, INC.
filed 2019-08-16
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

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

As of August 8, 2019, the registrant had 5,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ABV CONSULTING, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$4,000	$4,534
Accounts receivable, net	6,410	12,821
Total Current Assets	10,410	17,355

TOTAL ASSETS	$10,410	$17,355

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$25,585	$5,526
Due to related parties	272,496	257,853
Total Current Liabilities	298,081	263,379

TOTAL LIABILITIES	298,081	263,379

Commitments and contingencies

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.0001 par value
No shares issued and outstanding	-	-
Common stock: 3,000,000,000 shares authorized; $0.0001 par value
5,533,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	553	553
Additional paid in capital	159,437	159,437
Accumulated deficit	(447,661)	(406,014)
Total Stockholders’ Deficit	(287,671)	(246,024)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,410	$17,355

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$12,821

Operating Expenses
General and administrative	229	20,891	14,105	32,335
Professional fees	11,387	5,350	27,542	18,920
Total Operating Expenses	11,616	26,241	41,647	51,255

Operating loss	(11,616)	(26,241)	(41,647)	(38,434)

Provision for income taxes	-	-	-	-

Net loss	$(11,616)	$(26,241)	$(41,647)	$(38,434)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	5,533,000	5,533,000	5,533,000	5,533,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

For the three months ended June 30, 2018 and 2019:

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, April 1, 2018	5,533,000	$553	$159,437	$(357,548)	$(197,558)
Net loss	-	-	-	(26,241)	(26,241)
Balance, June 30, 2018	5,533,000	$553	$159,437	$(383,789)	$(223,799)

Balance, April 1, 2019	5,533,000	$553	$159,437	$(436,045)	$(276,055)
Net loss	-	-	-	(11,616)	(11,616)
Balance, June 30, 2019	5,533,000	$553	$159,437	$(447,661)	$(287,671)

For the six months ended June 30, 2018 and 2019:

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, January 1, 2018	5,533,000	$553	$159,437	$(345,355)	$(185,365)
Net loss	-	-	-	(38,434)	(38,434)
Balance, June 30, 2018	5,533,000	$553	$159,437	$(383,789)	$(223,799)

Balance, January 1, 2019	5,533,000	$553	$159,437	$(406,014)	$(246,024)
Net loss	-	-	-	(41,647)	(41,647)
Balance, June 30, 2019	5,533,000	$553	$159,437	$(447,661)	$(287,671)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,647)	$(38,434)
Changes in operating assets and liabilities:
Accounts receivable	6,411	-
Accounts payable	20,059	(5,390)
Net Cash Used in Operating Activities	(15,177)	(43,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	14,643	48,186
Net Cash Provided by Financing Activities	14,643	48,186

Net change in cash and cash equivalents for the period	(534)	4,362
Cash and cash equivalents at beginning of the period	4,534	299
Cash and cash equivalents at end of the period	$4,000	$4,661

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received for interest	$-	$-
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

ABV CONSULTING, INC.

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2019

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

In the opinion of management, the consolidated balance sheet as of December 31, 2018 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

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

As of June 30, 2019, the Company had an accumulated deficit of $447,661 and net loss of $41,647 and net cash used in operations of $15,177 for the six months ended June 30, 2019. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through June 30, 2020 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30, 2019 and December 31, 2018, the Company had $4,000 and $4,534 in cash and cash equivalents, respectively.

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

Accounts receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of June 30, 2019 and December 31, 2018, the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable. During the six months ended June 30, 2019 and 2018, the Company did not record any bad debt expense.

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

Revenue recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014 - 09 , Revenue from Contracts with Customers (Topic 606 ), using the full retrospective transition method. The Company’s adoption of ASU 2014 - 09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

Under ASU 2014 - 09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Hong Kong is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of June 30, 2019 and December 31, 2018, the Company has no dilutive securities.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2019, the Company received advances from a shareholder in the amount of $14,643 to pay for operating expenses.

As of June 30, 2019 and December 31, 2018, the Company owed to shareholders $272,496 and $257,853, respectively. The amounts due to the related parties are unsecured, non-interest bearing and have no fixed terms of repayment. Imputed interest from related party loans is not significant.

NOTE 6 – INCOME TAXES

ABV Consulting, Inc. was formed in 2013. Prior to the acquisition of ABV HK in June 2017, the Company only had operations in the United States. In June 2016, the Company became the parent of ABV HK., a wholly owned Hong Kong subsidiary, which files tax returns in Hong Kong.

For the six months ended June 30, 2019 and 2018, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	For the Six Months Ended
	June 30,
	2019	2018
Tax jurisdiction from:
-Local	$-	$-
-Foreign	(41,647)	(38,434)
Loss before income taxes	$(41,647)	$(38,434)

United States of America

ABV Consulting, Inc. is registered in the State of Nevada and is subject to the tax laws of United States of America.

As of June 30, 2019, the operations in the United States of America incurred $266,780 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $54,600 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2013.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate range from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2019 and 2018 is as follows:

	For the Six Months Ended June 30,
	2019	2018

Loss before income taxes from HK operation	$(41,647)	$(38,434)
Statutory income tax rate	8.25%	16.5%
Income tax expense at statutory rate	(3,435)	(6,341)
Tax losses carryforward	3,435	6,341
Income tax expense	$-	$-

As of June 30, 2019, the operations in the Hong Kong incurred $180,881 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $26,409 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards
United States	$54,600	$54,600
Hong Kong	26,409	22,974
Total	81,009	77,574
Less: valuation allowance	(81,009)	(77,574)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $81,009 as of June 30, 2019. In the period, the valuation allowance increased by $3,435, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of June 30, 2019, the Company has no material commitments under operating leases.

Capital commitment

As of June 30, 2019, the Company has no material capital commitments.

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
•

Such other factors as discussed throughout Item 2, Management’s Discussion and Analysis of Financial Condition or Plan of Operation, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019

There is no assurance that we will be profitable, we may not be able to attract or retain qualified executives and personnel, we may not be able to obtain customers for future products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our businesses.

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

Comparison of the three months ended June 30, 2019 and June 30, 2018

	Three Months Ended
	June 30,
	2019	2018	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	229	20,891	(20,662)	(99%)
Professional fees	11,387	5,350	6,037	113%
Net loss	$(11,616)	$(26,241)	$(14,625)	(56%)

Our general and administrative expenses were $229 for the three months ended June 30, 2019, as compared to $20,891 for the same period 2018. The decrease in general and administrative expenses was primarily due to decreased entertainment expenses and salaries.

Expenses for professional fees were $11,387 for the three months ended June 30, 2019, as compared to $5,350 for the same period 2018. The increase in professional fees was primarily due to increased legal and accounting fees.

Comparison of the six months ended June 30, 2019 and June 30, 2018

	Six Months Ended
	June 30,
	2019	2018	Change	%
Revenue	$-	$12,821	$(12,821)	(100%)
General and administrative expenses	14,105	32,335	(18,230)	(56%)
Professional fees	27,542	18,920	8,622	46%
Net loss	$(41,647)	$(38,434)	$3,213	8%

Our revenue was $Nil for the six months ended June 30, 2019 and $12,821 for the six months ended June 30, 2018. The decrease in revenue was primarily due to the absence of consultancy fee income in this period.

Our general and administrative expenses were $14,105 for the six months ended June 30, 2019, as compared to $32,335 for the same period 2018. The decrease in general and administrative expenses was primarily due to decreased entertainment expenses and salaries.

Expenses for professional fees were $27,542 for the six months ended June 30, 2019, as compared to $18,920 for the same period 2018. The increase in professional fees was primarily due to increased legal and accounting fees.

Liquidity and Capital Resources

Working Capital

	June 30,	December 31,
	2019	2018	Change	%
Current assets	$10,410	$17,355	$(6,945)	(40%)
Current liabilities	$298,081	$263,379	$34,702	13%
Working capital deficiency	$(287,671)	$(246,024)	$(41,647)	17%

The Company’s current assets consists of cash and cash equivalents of $4,000 and accounts receivable of $6,410 at June 30, 2019, as compared to cash and cash equivalents of $4,534 and accounts receivable of $12,821 at December 31, 2018. The decrease in current assets is primarily due to settlement of accounts receivable.

As at June 30, 2019, current liabilities consisted of accounts payable and accrued liabilities of $25,585 and $272,496 owed to related parties, as compared to December 31, 2018, current liabilities consisted of accounts payable of $5,526 and $257,853 owed to related parties. The increase in current liabilities is primarily due to an increase in accounts payable and accrued liabilities and increased advances from related parties.

Cash Flows

	Six Months Ended
	June 30,
	2019	2018	Change	%
Cash used in operating activities	$(15,177)	$(43,824)	$28,647	65%
Cash provided by financing activities	14,643	48,186	(33,543)	(70%)
Net change in cash and cash equivalents	$(534)	$4,362	$(4,896)	(112%)

Cash Flow from Operating Activities

Cash flows used in operations decreased $28,647 to $15,177 during the six months ended June 30, 2019, mainly due to a decrease in accounts receivable and an increase in accounts payable and accrued liabilities.

Cash Flow from Financing Activities

During the six months ended June 30, 2019 and 2018, the Company received $14,643 and $48,186 from related parties, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ABV CONSULTING, INC.
(Registrant)

Dated: August 16, 2019	/s/ Jian Wei YU
Jian Wei Yu
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

