Form 10-K
period 2019-12-31
ABV CONSULTING, INC.
filed 2020-06-15
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2019, was $ 137,025 based on a $0.175 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

5,533,000 shares of common stock as of June 15, 2020

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
•

Such other factors as discussed throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

On February 24, 2018, ABV entered into a Share Exchange Agreement (the “Agreement”) with Allied Plus (Samoa) Limited, an international company incorporated in Samoa with limited liability (“APSL”), and each of APSL’s shareholders (collectively, the “Sellers”), pursuant to which, and subject to the terms and conditions contained therein, the Company would effect an acquisition of APSL by acquiring from the Sellers all outstanding equity interests of APSL (the “Acquisition”).

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

On February 28, 2018, ABV closed the share exchange (the “Exchange”) pursuant to the terms of Agreement. In connection with the closing, on February 28, 2018, the Company filed Articles of Exchange with the Secretary of State for the State of Nevada, which Articles of Exchange became effective upon filing

At the closing of the Exchange, the Company acquired 100% of the outstanding equity interests of APSL from the Sellers, and the Company issued to the Sellers, pro-rata based on each Seller’s ownership percentage of APSL prior to the Exchange, 1,980,000,000 shares of the Company’s common stock, par value $0.0001 per share (representing approximately 99.72% of the Company’s outstanding common stock). As a result, the Sellers became stockholders of the Company and APSL became a subsidiary of the Company.

APSL was incorporated in Samoa on January 11, 2016, for the purposes of sourcing and developing tourism and entertainment-related investment projects in Malaysia and Southeast Asia in connection with the People’s Republic of China’s broad “One Belt, One Road” regional investment and development initiative, and for other purposes.

On June 19, 2018, APSL acquired 100% issued and outstanding equity of ABV Consulting Limited (“ABV HK”) which was incorporated in Hong Kong, China, and ABV HK became the wholly subsidiary of APSL.

On December 19, 2018, the board of directors of ABV and certain shareholders of the Company (“Shareholders”) entered into a Mutual Rescission Agreement (the “Rescission Agreement”). The Rescission Agreement rescinded the share exchange agreement dated February 24, 2018 (the “Share Exchange Agreement”), between the equity interest owners of Allied Plus (Samoa) Limited (“Allied Plus”), who are also the Shareholders, and the Company.

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

Objectives and Strategies

We explored a number of strategic investment opportunities following the Change of Control Transaction, but we did not enter into any definitive agreements by the end of FY2019.

In pursuing our acquisition strategy, we are guided by our core objective of maximizing stockholder value by sourcing and acquiring assets with stable cash flow and/or significant growth potential connected to OBOR-related investment and trade and our ability to assist the investment target with securing economic and financial resources.

Marketing and Sales Efforts

ABV HK engaged marketing & sales activities and looking for business opportunities during 2019, but did not enter into any definitive agreement by the end of FY2019. As at the date hereof, we will continue with ABV HK’s current line of business. In addition, we will consider generating revenues from other activities.

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary, or may wish to contribute assets to us rather than merge. We have not yet entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

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

Employees

We do not have any paid full-time employees who provide services on an at-will basis as at December 31, 2019.

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

On June 20, 2019, the shareholders’ list showed 43 registered shareholders with 5,533,000 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2019, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2019.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2019.

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

Comparison of the years ended December 31, 2019 and 2018

	Year Ended
	December 31,
	2019	2018	Change
Revenue	$-	$25,641	$(25,641)
General and administrative expenses	16,519	52,048	(35,529)
Professional fees	42,405	34,252	8,153
Operating loss	58,924	60,659	(1,735)
Net loss	$58,924	$60,659	$(1,735)

Our revenue was $0 for the year ended December 31, 2019, as compared to $25,641 for the same period in 2018. There was no revenue generated in 2019.

Our general and administrative expenses were $16,519 for the year ended December 31, 2019, as compared to $52,048 for the same period in 2018. The decrease in general and administrative expenses was primarily due to decrease in entertainment expenses.

Expenses for professional fees were $42,405 for the year ended December 31, 2019, as compared to $34,252 for the same period in 2018. The increase in professional fees was primarily due to an increase in accounting and legal fees.

Liquidity and Capital Resources

	December 31,	December 31,
	2019	2018	Change
Cash	$4,348	$4,534	$(186)
Total assets	$4,348	$17,355	$(13,007)
Total liabilities	$309,296	$263,379	$45,917

Working Capital

	December 31,	December 31,
	2019	2018	Change
Current assets	$4,348	$17,355	$(13,007)
Current liabilities	$309,296	$263,379	$45,917
Working capital deficiency	$(304,948)	$(246,024)	$58,924

As at December 31, 2019, current assets only consisted of $4,348 cash, as compared to December 31, 2018, current assets consisted of $4,534 cash and $12,821 accounts receivable. The decrease was primarily due to a decrease in accounts receivable.

As at December 31, 2019, current liabilities consisted of accounts payable of $19,087 and $290,209 owed to related parties, as compared to December 31, 2018, current liabilities consisted of accounts payable of $5,526 and $257,853 owed to related parties. The increase in current liabilities is due to the operating expenses as discussed above and the advances from related parties to finance the operations of the Company.

Cash Flows

Fiscal year 2019 compared with fiscal year 2018

The following table presents our cash flow for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018	Change
Cash used in operating activities	$(15,635)	$(75,774)	$(60,139)
Cash provided by financing activities	15,449	80,009	(64,560)
Net change in cash and cash equivalents	$(186)	$4,235	$(4,421)

Cash Flow from Operating Activities

Cash flows used in operations decreased $60,139 to $15,635 during the fiscal year 2019, mainly due to decreased accounts receivable and increased accounts payable.

Cash Flow from Financing Activities

During the year ended December 31, 2019, our company received $15,449 from a related party. During the year ended December 31, 2018, our company received $80,009 from a related party.

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

Basis of Accounting and Going Concern

Our consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $464,938 through December 31, 2019 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Also, refer Note 2 – Summary of Significant Accounting Policies in the consolidated financial statements that are included in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and Reports of Independent Registered Public Accounting Firms are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-14.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer and our principal financial officer), as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer (our principal executive officer and our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management, including our Chief Executive Officer (our principal executive officer and our principal financial officer), concluded that, as a result of the material weakness in our internal control over financial reporting as described below as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2019.

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

Under the supervision of management, including our Chief Executive Officer (our principal executive officer and our principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 because it identified the following material weakness and significant deficiencies:

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jian Wei Yu	Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director	42	February 22, 2019

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

Jian Wei Yu - Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and director.

Mr. Yu is a graduate of the Guangdong Institute of Science and Technology in Mainland China. From 1995-2000, Mr. Yu served as a sales and business officer of Dongguan Sure Surplus Marking Planning Limited (“Dongguan”). From 2001-2012, Mr. Yu served as a Business Development Manager with Dongguan. From 2013-2019, Mr. Yu served as General Manager, Marketing and Planning of Dongguan.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2019 and 2018; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Jian Wei Yu(1) CEO, CFO,	2019	-	-	-	-	-	-	-	-
COO, Secretary and Director	2018	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Wai Lim Wong(2) Former CEO,	2019	1,923	-					5,769	7,692
President and Director	2018	7,692	-	-	-	-	-	23,077	30,769
Wai Chin Chan(3)	2019	-	-	-	-	-	-	-	-
Former CFO	2018	-	-	-	-	-	-	-	-
Chin Lin Chow(4)	2019	0						769	769
Former Secretary	2018	1,282	-	-	-	-	-	3,846	5,128
Ching Yau Chu(5)	2019	-	-	-	-	-	-	-	-
Former COO	2018	-	-	-	-	-	-	-	-

______________

(1)	Mr. Yu was appointed Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director on February 22, 2019.

(2)	Mr. Wong resigned all positions on February 22, 2019.

(3)	Mr. Chan resigned as Chief Financial Officer on February 22, 2019.

(4)	Mr. Chow resigned as Secretary on February 22, 2019

(5)	Mr. Chu resigned as Chief Operating Officer on February 22, 2019.

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

Employment Agreements

Wai Lim Wong

We entered into an employment agreement effective August 28, 2018 with Wai Lim Wong pursuant to which Mr. Wong agreed to serve as our Chief Executive Officer. Pursuant to his employment agreement, Mr. Wong is paid an annual salary of HKD60,000 ($7,653). We also agreed to pay a maximum entertainment allowance of HKD15,000 ($1,913) monthly.

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

Chi Lin Chow

We entered into an employment agreement effective August 28, 2018 with Chi Lin Chow pursuant to which Mr. Chow agreed to serve as our Secretary. Pursuant to his employment agreement, Mr. Chow is paid an annual salary of HKD60,000 ($7,653). We also agreed to pay a maximum entertainment allowance of HKD5,000 ($638) monthly. Since March 2019, Mr. Chow has received no salary.

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2019, we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2019, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended December 31, 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 15, 2020, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jian Wei Yu Unit 1101-1102, 11/F, Railway Plaza 39 Chatham Road S. Tsim Sha Tsui, Kowloon, Hong Kong	-	-
Directors and Executive Officers as a Group	-	-
Ping Zhang 1-3-1 No 15 Xinxingyuan Ganjingzi District, Dallian City, Liaoning Province	4,750,000	85.85%
5% and Greater Shareholders as a Group	4,750,000	85.85%

_________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 15, 2020. As of June 15, 2020, there were 5,533,000 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2019 and for fiscal year ended December 31, 2018, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	December 31, 2019	December 31, 2018
Audit Fees	$15,500	$15,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,500	$15,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index on page F-1 and included in pages F-2 through F-14

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Incorporated by Reference
Exhibit No.	Title	Form	Exhibit	Filing Date
(3)	(i) Articles of incorporation; (ii) Bylaws
3.1	Articles of Incorporation	S-1	3.1	9/3/2014
3.2	Certificate of Correction to Articles of Incorporation	S-1	3.2	9/3/2014
3.3	Bylaws	S-1	3.3	9/3/2014
3.4	Certificate of Amendment to Articles of Incorporation, effective as of December 19, 2016	8-K	3.1	2/24/2018
(21)	Subsidiaries of the Registrant
21.1*	Subsidiaries of the Registrant
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ABV CONSULTING, INC.
(Registrant)

Dated: June 15, 2020	/s/ Jian Wei YU
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

Dated: June 15, 2020	/s/ Jian Wei YU
Jian Wei YU
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 The Board of Directors and Shareholders of

ABV Consulting, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ABV Consulting, Inc. and Subsidiaries (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, as of December 31, 2019, the Company has suffered from an accumulated deficit and working capital deficit. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also include evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

/s/ HKCM CPA & Co.

Certified Public Accountants

Hong Kong, China

June 15, 2020

ABV CONSULTING, INC.

Consolidated Balance Sheets

As of December 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$4,348	$4,534
Accounts receivable, net	-	12,821
Total Current Assets	4,348	17,355

TOTAL ASSETS	$4,348	$17,355

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$19,087	$5,526
Due to related parties	290,209	257,853
Total Current Liabilities	309,296	263,379
Total Liabilities	309,296	263,379

Commitments and contingencies	-	-

Shareholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.0001 par value
No shares issued and outstanding	-	-
Common stock: 3,000,000,000 shares authorized; $0.0001 par value
5,533,000 shares issued and outstanding as of December 31, 2019 & 2018	553	553
Additional paid in capital	159,437	159,437
Accumulated deficit	(464,938)	(406,014)
Total Shareholders’ Deficit	(304,948)	(246,024)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,348	$17,355

 The accompanying notes are an integral part of these consolidated financial statements.

ABV CONSULTING, INC.

Consolidated Statements of Operations

For The Years Ended December 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year Ended
	December 31,
	2019	2018

Revenue	$-	$25,641

Operating Expenses
General and administrative	16,519	52,048
Professional fees	42,405	34,252
Total Operating Expenses	58,924	86,300

Operating loss	(58,924)	(60,659)

Provision for income taxes	-	-

Net Loss	$(58,924)	$(60,659)

Basic and dilutive loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	5,533,000	5,533,000

 The accompanying notes are an integral part of these consolidated financial statements.

ABV CONSULTING, INC.

Consolidated Statements of Changes in Shareholders’ Deficit

For the Years Ended December 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance - December 31, 2017	-	$-	5,533,000	$553	$159,437	$(345,355)	$(185,365)

Net loss	-	-	-	-	-	(60,659)	(60,659)
Balance - December 31, 2018	-	$-	5,533,000	$553	$159,437	$(406,014)	$(246,024)

Net loss	-	-	-	-	-	(58,924)	(58,924)
Balance - December 31, 2019	-	$-	5,533,000	$553	$159,437	$(464,938)	$(304,948)

 The accompanying notes are an integral part of these consolidated financial statements.

ABV CONSULTING, INC.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”))

	Year Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,924)	$(60,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	16,907	-
Changes in operating assets and liabilities:
Accounts receivable	12,821	(12,821)
Accounts payable	13,561	(2,294)
Net Cash Used in Operating Activities	(15,635)	(75,774)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	15,449	80,009
Net Cash Provided by Financing Activities	15,449	80,009

Net change in cash and cash equivalents for the year	(186)	4,235
Cash and cash equivalents at beginning of the year	4,534	299
Cash and cash equivalents at end of the year	$4,348	$4,534

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received for interest	$-	$-
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ABV CONSULTING, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2019, the Company had an accumulated deficit of $464,938 and net loss of $58,924 and net cash used in operations of $15,635 for the year ended December 31, 2019. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through December 31, 2020 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the USD are translated into USD, in accordance with ASC 830, “Translation of Financial Statements”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the respective year:

	December 31,
	2019	2018
Year-end US$:HKD1 exchange rate	$0.128	$0.128
Annual average US$:HKD1 exchange rate	$0.128	$0.128

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2019 and 2018, the Company had $4,348 and $4,534 in cash and cash equivalents, respectively.

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

Accounts receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of December 31, 2019 and 2018, the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable. During the years ended December 31, 2019 and 2018, the Company did not record any bad debt expense.

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

Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014 - 09, Revenue from Contracts with Customers (Topic 606 ), using the full retrospective transition method.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of December 31, 2019 and 2018, the Company has no dilutive securities.

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

Recently Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a lease liability for future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term on the balance sheet for most lease arrangements. The new standard also changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize right-of-use assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance in ASC 840.

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment in the period of adoption. Prior period comparative balances will not be adjusted. The Company used the new transition option and was also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We also used the short-term lease exception for leases with a term of 12 months or less. Additionally, the Company used the practical expedient that allowed each separate lease component of a contract and the associated non-lease components to be treated as a single lease component. The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company will evaluate the renewal options and when they are reasonably certain of exercise, the Company will include the renewal period in its lease term. As of the January 1, 2019, effective date the Company identified one finance lease arrangement in which it is a lessee.

In calculating the present value of the lease payments, the Company applied an individual discount rate for each of its leases, and determined the appropriate discount rate based on the remaining lease terms at the date of adoption. As the lessee to several lease agreements, the Company did not have insight into the relevant information that would be required to arrive at the rate implicit in the lease. Therefore, the Company utilized its outstanding borrowings as a benchmark to determine the incremental borrowing rate for its leases. The benchmark rate was adjusted to arrive at an appropriate discount rate for each lease.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Compensation – Stock Compensation (“Topic 718”) to include share-based payment transactions for acquiring goods and services from nonemployees. This amendment applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company adopted ASU 2018-07 on January 1, 2019. The impact was immaterial to the financial statements.

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”). ASU 2018-08 clarifies how an entity determines whether a resource provider is participating in an exchange transaction by evaluating whether the resource provider is receiving commensurate value in return for the resources transferred. The guidance is effective for annual periods beginning after June 15, 2018, including interim periods within those annual periods, and has been adopted on a modified prospective basis. The modified prospective adoption is applied to agreements that are not completed as of the effective date, or entered into after the effective date. Under the modified prospective adoption approach, prior period results have not been restated and no cumulative-effect adjustment has been recorded. The Company does not expect this standard to have a material impact on its financial statements.

Accounting Standards Issued, Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential effect of this standard on its financial statements. The Company does not expect this standard to have a material impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company does not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3 – INCOME TAXES

ABV Consulting, Inc. was formed in 2013. Prior to the acquisition of ABV HK in June 2017, the Company only had operations in the United States. In June 2016, the Company became the parent of ABV HK., a wholly owned Hong Kong subsidiary, which files tax returns in Hong Kong.

For the years ended December 31, 2019 and 2018, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	For the Year Ended
	December 31,
	2019	2018
Tax jurisdiction from:
- Local	$-	$-
- Foreign	(58,924)	(60,659)
Loss before income taxes	$(58,924)	$(60,659)

United States of America

ABV Consulting, Inc. is registered in the State of Nevada and is subject to the tax laws of United States of America.

As of December 31, 2019, the operations in the United States of America incurred $266,780 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $54,600 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2013.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2019 and 2018 is as follows:

	For the Year Ended
	December 31,
	2019	2018
Loss before income taxes from HK operation	$(58,924)	$(60,659)
Statutory income tax rate	8.25%	16.5%
Income tax expense at statutory rate	(4,861)	(10,009)
Tax losses carryforwards	4,861	10,009
Income tax expense	$-	$-

As of December 31, 2019, the operations in the Hong Kong incurred $198,158 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $27,835 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards
United States	$54,600	$54,600
Hong Kong	27,835	22,974
Total	82,435	77,574
Less: valuation allowance	(82,435)	(77,574)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $82,435 as of December 31, 2019. In the year, the valuation allowance increased by $4,861, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE 4 – PENSION COSTS

The Company is required to make contribution to their employees under a defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2019 and 2018, $192 and $769 contributions were made accordingly.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2019 and 2018, the Company received advances from a shareholder in the amount of $32,356 and $80,009 to pay for expenses, respectively.

During the years ended December 31, 2019 and 2018, the Company has been provided free office space by its major stockholder. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

As of December 31, 2019 and 2018, the Company owed to shareholders $290,209 and $257,853, respectively. The amounts due to the related parties are unsecured, non-interest bearing and have no fixed terms of repayment. Imputed interest from related party loans is not significant.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of December 31, 2019, the Company has no material commitments under operating leases.

Capital commitment

As of December 31, 2019, the Company has no material capital commitments.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2019, up through June 15, 2020, the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

