Form 10-Q
period 2020-03-31
ABV CONSULTING, INC.
filed 2020-06-19
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of June 19, 2020 the registrant had 5,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ABV CONSULTING, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$4,271	$4,348
Total Current Assets	4,271	4,348

TOTAL ASSETS	$4,271	$4,348

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$19,463	$19,087
Due to related parties	293,193	290,209
Total Current Liabilities	312,656	309,296
Total Liabilities	312,656	309,296

Commitments and contingencies

Shareholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.0001 par value
No shares issued and outstanding	-	-
Common stock: 3,000,000,000 shares authorized; $0.0001 par value
5,533,000 shares issued and outstanding	553	553
Additional paid in capital	159,437	159,437
Accumulated deficit	(468,375)	(464,938)
Total Shareholders’ Deficit	(308,385)	(304,948)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,271	$4,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenue	$-	$-

Operating Expenses
General and administrative	359	13,876
Professional fees	3,078	16,155
Total Operating Expenses	3,437	30,031

Operating loss	(3,437)	(30,031)

Provision for income taxes	-	-

Net Loss	$(3,437)	$(30,031)

Basic and dilutive loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	5,533,000	5,533,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders' Deficit

Balance - December 31, 2019 (Audited)	5,533,000	$553	$159,437	$(464,938)	$(304,948)

Net loss	-	-	-	(3,437)	(3,437)
Balance - March 31, 2020	5,533,000	$553	$159,437	$(468,375)	$(308,385)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders' Deficit

Balance - December 31, 2018 (Audited)	5,533,000	$553	159,437	$(406,014)	$(246,024)
Net loss	-	-	-	(30,031)	(30,031)
Balance - March 31, 2019	5,533,000	$553	$159,437	$(436,045)	$(276,055)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,437)	$(30,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	2,984	-
Changes in operating assets and liabilities:
Accounts receivable	-	6,411
Accounts payable	376	17,754
Net Cash Used in Operating Activities	(77)	(5,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	-	5,580
Net Cash Provided by Financing Activities	-	5,580

Net change in cash and cash equivalents for the period	(77)	(286)
Cash and cash equivalents at beginning of the period	4,348	4,534
Cash and cash equivalents at end of the period	$4,271	$4,248

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received for interest	$-	$-
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

ABV CONSULTING, INC.

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020

(Unaudited)

NOTE 1 – ORGANIZATION, BUSINESS BACKGROUND

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2020, the Company had an accumulated deficit of $468,375 and net loss of $3,437 and net cash used in operations of $77 for the three months ended March 31, 2020. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through March 31, 2021 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, the consolidated balance sheet as of December 31, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2020 and December 31, 2019, the Company had $4,271 and $4,348 in cash and cash equivalents, respectively.

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

Accounts receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of March 31, 2020 and December 31, 2019, the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable. The three months ended March 31, 2020 and 2019, the Company did not record any bad debt expense.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Hong Kong is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of March 31, 2020 and December 31, 2019, the Company has no dilutive securities.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2020, the Company received advances from a shareholder in the amount of $2,984 to pay for expenses.

As of March 31, 2020 and December 31, 2019, the Company owed to shareholders $293,193 and $290,209, respectively. The amounts due to the related parties are unsecured, non-interest bearing and have no fixed terms of repayment. Imputed interest from related party loans is not significant.

NOTE 5 – INCOME TAXES

ABV Consulting, Inc. was formed in 2013. Prior to the acquisition of ABV HK in June 2017, the Company only had operations in the United States. In June 2016, the Company became the parent of ABV HK., a wholly owned Hong Kong subsidiary, which files tax returns in Hong Kong.

For the three months ended March 31, 2020 and 2019, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Three Months Ended
	March 31,
	2020	2019
Tax jurisdiction from:
- Local	$-	$-
- Foreign	(3,437)	(30,031)
Loss before income taxes	$(3,437)	$(30,031)

United States of America

ABV Consulting, Inc. is registered in the State of Nevada and is subject to the tax laws of United States of America.

As of March 31, 2020, the operations in the United States of America incurred $266,780 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $54,600 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2013.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended
	March 31,
	2020	2019
Loss before income taxes from HK operation	$(3,437)	$(30,031)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(283)	(2,477)
Tax losses carryforward	283	2,477
Income tax expense	$-	$-

As of March 31, 2020, the operations in the Hong Kong incurred $201,595 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $28,118 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards
United States	$54,600	$54,600
Hong Kong	28,118	27,835
Total	82,718	82,435
Less: valuation allowance	(82,718)	(82,435)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $82,718 as of March 31, 2020. In the period, the valuation allowance increased by $283, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE 6 – PENSION COSTS

The Company is required to make contribution to their employees under a defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the three months ended March 31, 2020, $0 and $192 contributions were made accordingly.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of March 31, 2020 and December 31, 2019, the Company has no material commitments under operating leases.

Capital commitment

As of March 31, 2020 and December 31, 2019, the Company has no material capital commitments.

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to the date of these condensed consolidated financial statements were issued, and has determined that it does not have any material events to disclose.

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
•

Such other factors as discussed throughout Item 2, Management’s Discussion and Analysis of Financial Condition or Plan of Operation, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020

There is no assurance that we will be profitable, we may not be able to attract or retain qualified executives and personnel, we may not be able to obtain customers for future products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our businesses.

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

On February 24, 2019, ABV entered into a Share Exchange Agreement (the “Agreement”) with Allied Plus (Samoa) Limited, an international company incorporated in Samoa with limited liability (“APSL”), and each of APSL’s shareholders (collectively, the “Sellers”), pursuant to which, and subject to the terms and conditions contained therein, the Company would effect an acquisition of APSL by acquiring from the Sellers all outstanding equity interests of APSL (the “Acquisition”).

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

On February 28, 2019, ABV closed the share exchange (the “Exchange”) pursuant to the terms of Agreement. In connection with the closing, on February 28, 2019, the Company filed Articles of Exchange with the Secretary of State for the State of Nevada, which Articles of Exchange became effective upon filing

At the closing of the Exchange, the Company acquired 100% of the outstanding equity interests of APSL from the Sellers, and the Company issued to the Sellers, pro-rata based on each Seller’s ownership percentage of APSL prior to the Exchange, 1,980,000,000 shares of the Company’s common stock, par value $0.0001 per share (representing approximately 99.72% of the Company’s outstanding common stock). As a result, the Sellers became stockholders of the Company and APSL became a subsidiary of the Company.

APSL was incorporated in Samoa on January 11, 2016, for the purposes of sourcing and developing tourism and entertainment-related investment projects in Malaysia and Southeast Asia in connection with the People’s Republic of China’s broad “One Belt, One Road” regional investment and development initiative, and for other purposes.

On June 19, 2019, APSL acquired 100% issued and outstanding equity of ABV Consulting Limited (“ABV HK”) which was incorporated in Hong Kong, China, and ABV HK became the wholly subsidiary of APSL.

On December 19, 2019, the board of directors of ABV and certain shareholders of the Company (“Shareholders”) entered into a Mutual Rescission Agreement (the “Rescission Agreement”). The Rescission Agreement rescinded the share exchange agreement dated February 24, 2019 (the “Share Exchange Agreement”), between the equity interest owners of Allied Plus (Samoa) Limited (“Allied Plus”), who are also the Shareholders, and the Company.

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

Comparison of the three months ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
	2020	2019	Change
Revenue	$-	$-	$-
General and administrative expenses	359	13,876	(13,517)
Professional fees	3,078	16,155	(13,077)
Loss from continuing operations	(3,437)	(30,031)	(26,594)
Loss from discontinued operations	-	-	-
Net loss	$(3,437)	$(30,031)	$(26,594)

Our revenue was $0 for the three months ended March 31, 2020 and 2019.

Our general and administrative expenses were $359 for the three months ended March 31, 2020, as compared to $13,876 for the same period in 2019. The decrease in general and administrative expenses was primarily due to the effects of COVID-19 causing a decrease in general and administrative expense in this period

Expenses for professional fees were $3,078 for the three months ended March 31, 2020, as compared to $16,155 for the same period in 2019. The decrease in professional fees was primarily due to the effects of COVID-19 in this period.

Liquidity and Capital Resources

	March 31, 2020	December 31, 2019	Change
Cash	$4,271	$4,348	$(77)
Total assets	$4,271	$4,348	$(77)
Total liabilities	$312,656	$309,296	$3,360

Working Capital

	March 31,	December 31,
	2020	2019	Change
Current assets	$4,271	$4,348	$(77)
Current liabilities	$312,656	$309,296	$3,360
Working capital deficiency	$(308,385)	$(304,948)	$(3,437)

As at March 31, 2020, current assets only consisted of $4,271 in cash, as compared to December 31, 2019, current assets only consisted of $4,348 in cash.

As at March 31, 2020, current liabilities consisted of accounts payable of $19,463 and $293,193 owed to related parties, as compared to December 31, 2019, current liabilities consisted of accounts payable of $19,087 and $290,209 owed to related parties. The increase in current liabilities is due to the operating expenses paid by a related party.

Cash Flows

The following table presents our cash flow for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019	Change
Cash used in operating activities	$(77)	$(5,866)	$5,789
Cash provided by financing activities	-	5,580	(5,580)
Net change in cash and cash equivalents	$(77)	$(286)	$209

Cash Flow from Operating Activities

Cash flows used in operations decreased $5,789 to $77 during the three months ended March 31, 2020, mainly due to increased expenses paid by related party.

Cash Flow from Financing Activities

During the three months ended March 31, 2020, our company did not have any financing activities. During the three months ended March 31, 2019, our company received $5,580 from a related party.

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

For a complete description of our critical accounting policies and estimates, refer to our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2020.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ABV CONSULTING, INC.
(Registrant)

Dated: June 19, 2020	/s/ Jian Wei YU
Jian Wei Yu
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

