Form 10-Q
period 2020-06-30
ABV CONSULTING, INC.
filed 2020-08-14
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 10, 2020 the registrant had 5,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ABV CONSULTING, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$4,197	$4,348
Total Current Assets	4,197	4,348

TOTAL ASSETS	$4,197	$4,348

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$6,675	$19,087
Due to a related party	315,046	290,209
Total Current Liabilities	321,721	309,296
Total Liabilities	321,721	309,296

Commitments and contingencies

Shareholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.0001 par value No shares issued and outstanding	-	-
Common stock: 3,000,000,000 shares authorized; $0.0001 par value 5,533,000 shares issued and outstanding	553	553
Additional paid in capital	159,437	159,437
Accumulated deficit	(477,514)	(464,938)
Total Shareholders’ Deficit	(317,524)	(304,948)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,197	$4,348

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	191	229	550	14,105
Professional fees	8,948	11,387	12,026	27,542
Total Operating Expenses	9,139	11,616	12,576	41,647

Operating loss	(9,139)	(11,616)	(12,576)	(41,647)

Provision for income taxes	-	-	-	-

Net Loss	$(9,139)	$(11,616)	$(12,576)	$(41,647)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	5,533,000	5,533,000	5,533,000	5,533,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

For the three and six months ended June 30, 2020

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance - December 31, 2019 (Audited)	5,533,000	$553	$159,437	$(464,938)	$(304,948)

Net loss	-	-	-	(3,437)	(3,437)
Balance - March 31, 2020	5,533,000	$553	$159,437	$(468,375)	$(308,385)

Net loss	-	-	-	(9,139)	(9,139)
Balance - June 30, 2020	5,533,000	$553	$159,437	$(477,514)	$(317,524)

For the three and six months ended June 30, 2019

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance, December 31, 2018 (Audited)	5,533,000	$553	159,437	$(406,014)	$(246,024)

Net loss	-	-	-	(30,031)	(30,031)
Balance - March 31, 2019	5,533,000	$553	$159,437	$(436,045)	$(276,055)

Net loss	-	-	-	(11,616)	(11,616)
Balance - June 30, 2019	5,533,000	$553	$159,437	$(447,661)	$(287,671)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,576)	$(41,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	24,837	-
Changes in operating assets and liabilities:
Accounts receivable	-	6,411
Accounts payable	(12,412)	20,059
Net Cash Used in Operating Activities	(151)	(15,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from a related party	-	14,643
Net Cash Provided by Financing Activities	-	14,643

Net change in cash for the period	(151)	(534)
Cash at beginning of the period	4,348	4,534
Cash at end of the period	$4,197	$4,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received for interest	$-	$-
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

ABV CONSULTING, INC.

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

(Unaudited)

NOTE 1 – ORGANIZATION

ABV Consulting, Inc. (“we,” “us,” “our,” “ABVN” or the “Company”) was incorporated in the state of Nevada on October 15, 2013,.

Change in Control

On June 24, 2020, the Company’s major shareholder transferred 4,750,000 shares (the “Shares”) of the Company’s issued and outstanding stock to Kang Min Global Holdings Limited, an international business company incorporated in the Republic of Seychelles (“Kang Min”). The transfer constitutes 85.8% of the issued common stock of the company, making the transfer a change in control.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of our management and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to obtain financing to fund the operation and to develop its business plan.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2020, the Company had an accumulated deficit of $477,514 and net loss of $12,576 and net cash used in operations of $151 for the six months ended June 30, 2020. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through June 30, 2021 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

In the opinion of management, the consolidated balance sheet as of December 31, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019 filled on June 15, 2020.

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30, 2020 and December 31, 2019, the Company had $4,197 and $4,348 in cash, respectively.

Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and note payable): cash, accounts payable and amount due to related parties approximate at their fair values because of the short-term nature of these financial instruments.

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

Accounts receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of June 30, 2020, and December 31, 2019, the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable. For the six months ended June 30, 2020 and 2019, the Company did not record any bad debt expense.

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

Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014 - 09, Revenue from Contracts with Customers (Topic 606), using the full retrospective transition method.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Hong Kong is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of June 30, 2020, and December 31, 2019, the Company has no dilutive securities.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2020, the Company received advances from a shareholder in the amount of $24,837 to pay for expenses.

A related party provides office space at no cost to the Company.

As of June 30, 2020, and December 31, 2019, the Company owed to a shareholder $315,046 and $290,209, respectively. The amount due to the related party is unsecured, non-interest bearing and has no fixed terms of repayment. Imputed interest from related party loans is not significant.

NOTE 5 – INCOME TAXES

ABV Consulting, Inc. was formed in 2013. Prior to the acquisition of ABV HK in June 2017, the Company only had operations in the United States. In June 2016, the Company became the parent of ABV HK., a wholly owned Hong Kong subsidiary, which files tax returns in Hong Kong.

For the six months ended June 30, 2020 and 2019, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Six Months Ended
	June 30,
	2020	2019
Tax jurisdiction from:
- Local	$-	$-
- Foreign	(12,576)	(41,647)
Loss before income taxes	$(12,576)	$(41,647)

United States of America

ABV Consulting, Inc. is registered in the State of Nevada and is subject to the tax laws of United States of America.

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $2,000 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. The Company has provided for a full valuation allowance against the deferred tax assets of $431 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2013.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended
	June 30,
	2020	2019
Loss before income taxes from HK operation	$(12,576)	$(41,647)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(1,037)	(3,435)
Tax losses carryforward	1,037	3,435
Income tax expense	$-	$-

As of June 30, 2020, the operations in the Hong Kong incurred $210,734 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $28,872 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards
United States	$431	$54,600
Hong Kong	28,872	27,835
Total	29,303	82,435
Less: valuation allowance	(29,303)	(82,435)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $29,303 as of June 30, 2020. In the period, the valuation allowance decreased by $53,132, primarily relating to change in control.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of June 30, 2020 and December 31, 2019, the Company has no material commitments under operating leases.

Capital commitment

As of June 30, 2020, and December 31, 2019, the Company has no material capital commitments.

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to the date these financial statements were issued and has determined that it does not have any material events to disclose.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	Volatility or decline of our stock price;
•	Potential fluctuation of quarterly results;
•	Failure of the Company to earn revenues or profits;
•	Inadequate capital to continue or expand our business, and inability to raise additional capital or financing to implement its business plans;
•	Decline in demand for our products and services;
•	Rapid adverse changes in markets;
•	Litigation with or legal claims and allegations by outside parties against the Company;
•	Insufficient revenues to cover operating costs;
•	Inability to source attractive investment deal flow on terms favorable to the Company; and
•	Such other factors as discussed throughout Item 2, Management’s Discussion and Analysis of Financial Condition or Plan of Operation, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

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

Change in Control

On June 24, 2020, the Company’s major shareholder transferred 4,750,000 shares (the “Shares”) of the Company’s issued and outstanding stock to Kang Min Global Holdings Limited, an international business company incorporated in the Republic of Seychelles (“Kang Min”). The transfer constitutes 85.8% of the issued common stock of the company, making the transfer a change in control.

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

Results of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. Assuming that we continue to require additional capital, and under ideal market conditions, we expect to raise additional capital through, among other things, the sale of equity or debt securities.

Comparison of the three months ended June 30, 2020 and 2019

	Three Months Ended
	June 30,
	2020	2019	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	191	229	(38)	(17%)
Professional fees	8,948	11,387	(2,439)	(21%)
Operating loss	-	-	-	-
Provision for income taxes	-	-	-	-
Net loss	$(9,139)	$(11,616)	$2,477	(21%)

Our revenue was $0 for the three months ended June 30, 2020 and 2019.

Our general and administrative expenses were $191 for the three months ended June 30, 2020, as compared to $229 for the same period in 2019. The decrease in general and administrative expenses was primarily due to the effects of COVID-19 causing a decrease in general and administrative expense in this period

Expenses for professional fees were $8,948 for the three months ended June 30, 2020, as compared to $11,387 for the same period in 2019. The decrease in professional fees was primarily due to the effects of COVID-19 causing a decrease in professional fees in this period.

Comparison of the six months ended June 30, 2020 and 2019

	Six Months Ended
	June 30,
	2020	2019	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	550	14,105	(13,555)	(96%)
Professional fees	12,026	27,542	(15,516)	(56%)
Operating loss	(12,576)	(41,647)	29,071	(70%)
Net loss	$(12,576)	$(41,647)	$29,071	(70%)

Our revenue was $0 for the six months ended June 30, 2020 and 2019.

Our general and administrative expenses were $550 for the six months ended June 30, 2020, as compared to $14,105 for the same period in 2019. The decrease in general and administrative expenses was primarily due to the effects of COVID-19 causing a decrease in general and administrative expense in this period

Expenses for professional fees were $12,026 for the six months ended June 30, 2020, as compared to $27,542 for the same period in 2019. The decrease in professional fees was primarily due to the effects of COVID-19 causing a decrease in professional fees in this period.

Liquidity and Capital Resources

	June 30,	December 31,
	2020	2019	Change	%
Cash	$4,197	$4,348	$(151)	(3%)
Total assets	$4,197	$4,348	$(151)	(3%)
Total liabilities	$321,721	$309,296	$12,425	4%

Working Capital

	June 30,	December 31,
	2020	2019	Change	%
Current assets	$4,197	$4,348	$(151)	(3%)
Current liabilities	$321,721	$309,296	$12,425	4%
Working capital deficiency	$(317,524)	$(304,948)	$(12,576)	4%

As of June 30, 2020, current assets only consisted of $4,197 cash, as compared to December 31, 2019, current assets only consisted of $4,348 cash.

As of June 30, 2020, current liabilities consisted of accounts payable of $6,675 and $315,046 owed to a related party, as compared to December 31, 2019, current liabilities consisted of accounts payable of $19,087 and $290,209 owed to a related party. The increase in current liabilities is due to the operating expenses paid by a related party.

Cash Flows

The following table presents our cash flow for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change	%
Cash used in operating activities	$(151)	$(15,177)	$15,026	(99%)
Cash provided by financing activities	-	14,643	(14,643)	(100%)
Net change in cash and cash equivalents	$(151)	$(534)	$383	(72%)

Cash Flow from Operating Activities

Cash flows used in operations decreased $15,026 to $151 during the six months ended June 30, 2020, mainly due to increased expenses paid by a related party.

Cash Flow from Financing Activities

During the six months ended June 30, 2020, our company did not have any financing activities. During the six months ended June 30, 2020, the operating expenses paid by a related party were $24,837.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ABV CONSULTING, INC.
(Registrant)

Dated: August 14, 2020	/s/ Jian Wei YU
Jian Wei Yu
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

