Form 10-Q
period 2020-09-30
ABV CONSULTING, INC.
filed 2020-12-15
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission File Number 333-198567

ABV CONSULTING, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3997344
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 1101-1102, 11/F, Railway Plaza, 39 Chatham Road S., Tsim Sha Tsui, Kowloon, Hong Kong	00000
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☒ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of December 14, 2020 the registrant had 5,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ABV CONSULTING, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
		(Audited)
ASSETS
Current Assets
Cash	$4,140	$4,348
Total Current Assets	4,140	4,348

TOTAL ASSETS	$4,140	$4,348

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$15,881	$19,087
Due to related parties	318,396	290,209
Total Current Liabilities	334,277	309,296

Total Liabilities	334,277	309,296

Commitments and contingencies	-	-

Shareholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.0001 par value No shares issued and outstanding	-	-
Common stock: 3,000,000,000 shares authorized; $0.0001 par value 5,533,000 shares issued and outstanding	553	553
Additional paid in capital	159,437	159,437
Accumulated deficit	(490,127)	(464,938)
Total Shareholders’ Deficit	(330,137)	(304,948)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,140	$4,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	58	139	608	14,244
Professional fees	12,555	6,934	24,581	34,476
Total operating expenses	12,613	7,073	25,189	48,720

Operating loss	(12,613)	(7,073)	(25,189)	(48,720)

Provision for income taxes	-	-	-	-

Net loss	$(12,613)	$(7,073)	$(25,189)	$(48,720)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	5,533,000	5,533,000	5,533,000	5,533,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

For the three and nine months ended September 30, 2020

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2019	5,533,000	$553	$159,437	$(464,938)	$(304,948)

Net loss	-	-	-	(3,437)	(3,437)
Balance - March 31, 2020	5,533,000	553	159,437	(468,375)	(308,385)

Net loss	-	-	-	(9,139)	(9,139)
Balance - June 30, 2020	5,533,000	553	159,437	(477,514)	(317,524)

Net loss	-	-	-	(12,613)	(12,613)
Balance - September 30, 2020	5,533,000	$553	$159,437	$(490,127)	$(330,137)

For the three and nine months ended September 30, 2019

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	5,533,000	$553	$159,437	$(406,014)	$(246,024)

Net loss	-	-	-	(30,031)	(30,031)
Balance - March 31, 2019	5,533,000	553	159,437	(436,045)	(276,055)

Net loss	-	-	-	(11,616)	(11,616)
Balance - June 30, 2019	5,533,000	553	159,437	(447,661)	(287,671)

Net loss	-	-	-	(7,073)	(7,073)
Balance - September 30, 2019	5,533,000	$553	$159,437	$(454,734)	$(294,744)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,189)	$(48,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	28,187	15,273
Changes in operating assets and liabilities:
Accounts receivable	-	12,821
Accounts payable	(3,206)	5,632
Net Cash Used in Operating Activities	(208)	(14,994)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	-	14,808
Net Cash Provided by Financing Activities	-	14,808

Net change in cash for the period	(208)	(186)
Cash at beginning of the period	4,348	4,534
Cash at end of the period	$4,140	$4,348

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received for interest	$-	$-
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ABV CONSULTING, INC.

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of our management and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to obtain financing to fund the operation and to develop its business plan.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2020, the Company had an accumulated deficit of $490,127 and net loss of $25,189 and net cash used in operations of $208 for the nine months ended September 30, 2020. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through September 30, 2021 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

In the opinion of management, the consolidated balance sheet as of December 31, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2020, and December 31, 2019, the Company had $4,140 and $4,348 in cash, respectively.

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

Accounts receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of September 30, 2020, and December 31, 2019, the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable. For the nine months ended September 30, 2020 and 2019, the Company did not record any bad debt expense.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Hong Kong is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of September 30, 2020, and December 31, 2019, the Company has no dilutive securities.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2020, the Company received advances from a shareholder in the amount of $28,187 to pay for expenses.

A related party provides office space at no cost to the Company.

As of September 30, 2020, and December 31, 2019, the Company owed to a shareholder $318,396 and $290,209, respectively. The amount due to the related party is unsecured, non-interest bearing and has no fixed terms of repayment. Imputed interest from related party loans is not significant.

NOTE 5 – INCOME TAXES

ABV Consulting, Inc. was formed in 2013. Prior to the acquisition of ABV HK in June 2017, the Company only had operations in the United States. In June 2016, the Company became the parent of ABV HK., a wholly owned Hong Kong subsidiary, which files tax returns in Hong Kong.

For the nine months ended September 30, 2020 and 2019, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Nine Months Ended
	September 30,
	2020	2019
Tax jurisdiction from:
- Local	$-	$-
- Foreign	(25,189)	(48,720)
Loss before income taxes	$(25,189)	$(48,720)

United States of America

ABV Consulting, Inc. is registered in the State of Nevada and is subject to the tax laws of United States of America.

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $2,028 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. The Company has provided for a full valuation allowance against the deferred tax assets of $426 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2013.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended
	September 30,
	2020	2019
Loss before income taxes from HK operation	$(25,189)	$(48,720)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(2,078)	(4,019)
Tax losses carryforward	2,078	4,019
Income tax expense	$-	$-

As of September 30, 2020, the operations in the Hong Kong incurred $223,347 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $29,913 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards
United States	$426	$54,600
Hong Kong	29,913	27,835
Total	30,339	82,435
Less: valuation allowance	(30,339)	(82,435)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $30,339 as of September 30, 2020. In the period, the valuation allowance decreased by $52,096, primarily relating to change in control.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of September 30, 2020, and December 31, 2019, the Company has no material commitments under operating leases.

Capital commitment

As of September 30, 2020, and December 31, 2019, the Company has no material capital commitments.

NOTE 7 – SUBSEQUENT EVENTS

On September 17, 2020, the Company signed a Memorandum of Understanding (“MOU”) with Youkan (Guangdong) Information Technology Co., Ltd. (Youkan). In the MOU, the Company agrees to purchase up to 80% of the issued and outstanding stock of Youkan for terms to be set forth in a definitive agreement. The definitive agreement will be completed within three months of the MOU.

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
•

Such other factors as discussed throughout Item 2, Management’s Discussion and Analysis of Financial Condition or Plan of Operation, of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020

There is no assurance that we will be profitable, we may not be able to attract or retain qualified executives and personnel, we may not be able to obtain customers for future products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our businesses.

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

Comparison of the three months ended September 30, 2020 and 2019

	Three Months Ended
	September 30,
	2020	2019	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	58	139	(81)	(58)%
Professional fees	12,555	6,934	5,621	81%
Operation loss	(12,613)	(7,073)	(5,540)	78%
Net loss	$(12,613)	$(7,073)	$(5,540)	78%

Our revenue was $0 for the three months ended September 30, 2020 and 2019.

Our general and administrative expenses were $58 for the three months ended September 30, 2020, as compared to $139 for the same period in 2019. The decrease in general and administrative expenses was primarily due to postage expenses.

Expenses for professional fees were $12,555 for the three months ended September 30, 2020, as compared to $6,934 for the same period in 2019. The increase in professional fees was primarily due to an increase in accounting, audit and other fees.

Comparison of the nine months ended September 30, 2020 and 2019

	Nine Months Ended
	September 30,
	2020	2019	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	608	14,244	(13,636)	(96)%
Professional fees	24,581	34,476	(9,895)	(29)%
Operation loss	(25,189)	(48,720)	23,531	(48)%
Net loss	$(25,189)	$(48,720)	$23,531	(48)%

Our revenue was $0 for the nine months ended September 30, 2020 and 2019.

Our general and administrative expenses were $608 for the nine months ended September 30, 2020, as compared to $14,244 for the same period in 2019. The decrease in general and administrative expenses was primarily due to the effects of COVID-19 causing a decrease in general and administrative expense in this period

Expenses for professional fees were $24,581 for the nine months ended September 30, 2020, as compared to $34,476 for the same period in 2019. The decrease in professional fees was primarily due to the effects of COVID-19 causing a decrease in professional fees.

Liquidity and Capital Resources

	September 30,	December 31,
	2020	2019	Change	%
Cash	$4,140	$4,348	$(208)	(5)%
Total assets	$4,140	$4,348	$(208)	(5)%
Total liabilities	$334,277	$309,296	$24,981	8%

Working Capital

	September 30,	December 31,
	2020	2019	Change	%
Current assets	$4,140	$4,348	$(208)	(5)%
Current liabilities	$334,277	$309,296	$24,981	8%
Working capital deficiency	$(330,137)	$(304,948)	$(25,189)	8%

As of September 30, 2020, current assets only consisted of $4,140 cash, as compared to December 31, 2019, current assets only consisted of $4,348 cash.

As of September 30, 2020, current liabilities consisted of accounts payable of $15,881 and $318,396 owed to a related party, as compared to December 31, 2019, current liabilities consisted of accounts payable of $19,087 and $290,209 owed to a related party. The increase in current liabilities is due to the operating expenses paid by a related party.

Cash Flows

The following table presents our cash flow for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	2020	2019	Change	%
Cash used in operating activities	$(208)	$(14,994)	$14,786	(99)%
Cash provided by financing activities	-	14,808	(14,808)	(100)%
Net change in cash and cash equivalents	$(208)	$(186)	$(22)	12%

Cash Flow from Operating Activities

Cash flows used in operations decreased $14,786 to $208 during the nine months ended September 30, 2020.

The net cash used in operating activities for the nine months ended September 30, 2020 was attributed to a net loss of $25,189, decreased by expenses paid by related party of $28,187 and increase by a change in accounts payable of $3,206.

The net cash used in operating activities for the nine months ended September 30, 2019 was attributed to a net loss of $48,720, decreased by expenses paid by related party of $15,273, and a change in accounts receivable of $12,821 and accounts payable of $5,632.

Cash Flow from Financing Activities

During the nine months ended September 30, 2020, our company did not have any financing activities. During the nine months ended September 30, 2019, the Company received $14,808 from related party.

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company had no material off-balance sheet arrangements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ABV CONSULTING, INC.
(Registrant)

Dated: December 15, 2020	/s/ Jian Wei YU
Jian Wei Yu
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

