Form 10-K
period 2020-12-31
ABV CONSULTING, INC.
filed 2021-09-28
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 333-198567

ABV Consulting, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-3997344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 10C, 10/F, ACME Building, 28 Nanking Street, Jordan, Kowloon, Hong Kong
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 3584-8263

Securities registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2020, was approximately $275,000 based on a $0.35 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

5,533,000 shares of common stock as of September 21, 2021

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward Looking Statements

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
•

Such other factors as discussed throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our address is Room 10C, 10/F, ACME Building, 28 Nanking Street, Jordan, Kowloon, Hong Kong. Our corporate website is www.abvnus.com.

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

Objectives and Strategies

We explored a number of strategic investment opportunities following the Change of Control Transaction, but we did not enter into any definitive agreements by the end of FY2020.

In pursuing our acquisition strategy, we are guided by our core objective of maximizing stockholder value by sourcing and acquiring assets with stable cash flow and/or significant growth potential connected to OBOR-related investment and trade and our ability to assist the investment target with securing economic and financial resources.

Marketing and Sales Efforts

ABV HK engaged marketing & sales activities and looking for business opportunities during 2020, but did not enter into any definitive agreement by the end of FY2020. As at the date hereof, we will continue with ABV HK’s current line of business. In addition, we will consider generating revenues from other activities.

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

Employees

We do not have any paid full-time employees who provide services on an at-will basis as at December 31, 2020.

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

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties.

Our principal executive office is located at Room 10C, 10/F, ACME Building, 28 Nanking Street, Jordan, Kowloon, Hong Kong. Our telephone number is (852) 3584-8263. We use a minimal amount of office space provided rent free by an officer of the Company. We expect that we will not need dedicated office space until such time as we obtain revenues.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

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

On September 20, 2021, the shareholders’ list showed 43 registered shareholders with 5,533,000 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2020, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2020.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2020.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Comparison of the years ended December 31, 2020 and 2019

	Years Ended December 31,
	2020	2019	Change
Revenue	$-	$-	$-
General and administrative expenses	3,782	16,519	(12,737)
Professional fees	32,974	42,405	(9,431)
Operating loss	(36,756)	(58,924)	22,168
Net loss	$(36,756)	$(58,924)	$22,168

Our revenue was $0 for the years ended December 31, 2020 and 2019.

Our general and administrative expenses were $3,782 for the year ended December 31, 2020, as compared to $16,519 for the same period in 2019. The decrease in general and administrative expenses was primarily due to decrease in salary, entertainment and regulatory expenses.

Expenses for professional fees were $32,974 for the year ended December 31, 2020, as compared to $42,405 for the same period in 2019. The decrease in professional fees was primarily due to decrease in audit, accounting, legal and other professional fees.

Liquidity and Capital Resources

	December 31,	December 31,
	2020	2019	Change	%
Cash	$3,428	$4,348	$(920)	(21)%
Total assets	$3,428	$4,348	$(920)	(21)%
Total liabilities	$345,132	$309,296	$35,836	12%
Stockholders’ equity	$(341,704)	$(304,948)	$(36,756)	12%

Working Capital

	December 31,	December 31,
	2020	2019	Change	%
Current assets	$3,428	$4,348	$(920)	(21)%
Current liabilities	$345,132	$309,296	$35,836	12%
Working capital deficiency	$(341,704)	$(304,948)	$(36,756)	12%

As at December 31, 2020 and 2019, current assets consisted of $3,428 and $4,348 cash, respectively.

As at December 31, 2020, current liabilities consisted of accounts payable of $17,359 and $327,773 owed to related parties, as compared to December 31, 2019, current liabilities consisted of accounts payable of $19,087 and $290,209 owed to related parties. The increase in current liabilities is due to the operating expenses paid by related party.

Cash Flows

The following table presents our cash flow for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019	Change
Cash used in operating activities	$(933)	$(15,635)	$14,702
Cash provided by financing activities	13	15,449	(15,436)
Net change in cash and cash equivalents	$(920)	$(186)	$(734)

Cash Flow from Operating Activities

The net cash used in operating activities for the year ended December 31, 2020 was attributed to a net loss of $36,756, decreased by expenses paid by related party of $37,551, and increased by a change in accounts payable of $1,728.

The net cash used in operating activities for the year ended December 31, 2019 was attributed to a net loss of $58,924, decreased by expenses paid by related party of $16,907 and a change in accounts receivable of $12,821and accounts payable of $13,561.

Cash Flow from Financing Activities

During the year ended December 31, 2020, our company received $13 from a related party. During the year ended December 31, 2019, our company received $15,449 from a related party.

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company had no material off-balance sheet arrangements.

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

Basis of Accounting and Going Concern

Our consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $501,694 through December 31, 2020 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Also, refer Note 2 – Summary of Significant Accounting Policies in the consolidated financial statements that are included in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplemental Data.

The consolidated financial statements and Reports of Independent Registered Public Accounting Firms are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer and our principal financial officer), as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer (our principal executive officer and our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our management, including our Chief Executive Officer (our principal executive officer and our principal financial officer), concluded that, as a result of the material weakness in our internal control over financial reporting as described below as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Under the supervision of management, including our Chief Executive Officer (our principal executive officer and our principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 because it identified the following material weakness and significant deficiencies:

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jian Wei Yu	Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director	43	February 22, 2019

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2020. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11. Executive Compensation.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Jian Wei Yu(1) CEO, CFO,	2020	-	-	-	-	-	-	-	-
COO, Secretary and Director	2019	-	-	-	-	-	-	-	-
Wai Lim Wong(2) Former CEO,	2020	-	-					-	-
President and Director	2019	1,923	-	-	-	-	-	5,769	7,692
Wai Chin Chan(3)	2019	-	-	-	-	-	-	-	-
Chin Lin Chow(4)	2020	-	-	-	-	-	-	-	-
Former Secretary	2019	-	-	-	-	-	-	769	69
Ching Yau Chu(5)	2019	-	-	-	-	-	-	-	-
Former COO

______________

(1)	Mr. Yu was appointed Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director on February 22, 2019.

(2)	Mr. Wong resigned all positions on February 22, 2019.

(3)	Mr. Chan resigned as Chief Financial Officer on February 22, 2019.

(4)	Mr. Chow resigned as Secretary on February 22, 2019

(5)	Mr. Chu resigned as Chief Operating Officer on February 22, 2019.

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2020, we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2020, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended December 31, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 20, 2021, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jian Wei Yu Room 10C, 10/F, ACME Building, 28 Nanking Street, Jordan, Kowloon, Hong Kong	-	-
Directors and Executive Officers as a Group	-	-
Kang Min Global Holdings Limited 306 Victoria House, Victoria Mahe, Seychelles	4,750,000	85.85%
5% and Greater Shareholders as a Group	4,750,000	85.85%

_________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 20, 2021. As of September 20, 2021, there were 5,533,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2020 and for fiscal year ended December 31, 2019, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	December 31, 2020	December 31, 2019
Audit Fees	$15,500	$15,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$15,500	$15,500

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index on page F-1 and included in pages F-2 through F-15.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Incorporated by Reference
Exhibit No.	Title	Form	Exhibit	Filing Date
(3)	(i) Articles of incorporation; (ii) Bylaws
3.1	Articles of Incorporation	S-1	3.1	9/3/2014
3.2	Certificate of Correction to Articles of Incorporation	S-1	3.2	9/3/2014
3.3	Bylaws	S-1	3.3	9/3/2014
3.4	Certificate of Amendment to Articles of Incorporation, effective as of December 19, 2016	8-K	3.1	2/24/2018
(21)	Subsidiaries of the Registrant
21.1*	Subsidiaries of the Registrant
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ABV CONSULTING, INC.
(Registrant)

Dated: September 28, 2021	/s/ Jian Wei YU
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

Dated: September 28, 2021	/s/ Jian Wei YU
Jian Wei YU
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of ABV Consulting, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ABV Consulting, Inc. and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of operations, changes in shareholders' equity and cash flows, for the year ended December 31, 2020, and the related notes collectively referred to as the consolidated "financial statements. The financial statement of ABV Consulting, Inc. As of December 31, 2019, were audited by other auditors whose report dated June 15, 2020, expressed an unqualify opinion on those statement.

 In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 2 to the financial statement, the company has suffered an accumulated deficit and working capital deficit. The continuation of the Company as a going concern through December 31, 2020, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

 These factors raise substantial doubt about the company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company's auditor since September 2020.

September 27th, 2021.

Lagos Nigeria

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 The Board of Directors and Shareholders of

ABV Consulting, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ABV Consulting, Inc. and Subsidiaries (“the Company”) as of December 31, 2019, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also includes evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017, until September 14, 2021.

/s/ HKCM CPA & Co.

Certified Public Accountants

Hong Kong, China

June 15, 2020

ABV CONSULTING, INC.

Consolidated Balance Sheets

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$3,428	$4,348
Total Current Assets	3,428	4,348

TOTAL ASSETS	$3,428	$4,348

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$17,359	$19,087
Due to related parties	327,773	290,209
Total Current Liabilities	345,132	309,296

Total Liabilities	345,132	309,296

Commitments and contingencies	-	-

Shareholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.0001 par value
No shares issued and outstanding	-	-
Common stock: 3,000,000,000 shares authorized; $0.0001 par value
5,533,000 shares issued and outstanding	553	553
Additional paid in capital	159,437	159,437
Accumulated deficit	(501,694)	(464,938)
Total Shareholders’ Deficit	(341,704)	(304,948)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,428	$4,348

The accompanying notes are an integral part of these consolidated financial statements.

ABV CONSULTING, INC.

Consolidated Statements of Operations

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years Ended
	December 31,
	2020	2019

Revenue	$-	$-

Operating Expenses
General and administrative	3,782	16,519
Professional fees	32,974	42,405
Total Operating Expenses	36,756	58,924

Operating loss	(36,756)	(58,924)

Provision for income taxes	-	-

Net Loss	$(36,756)	$(58,924)

Basic and dilutive loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	5,533,000	5,533,000

The accompanying notes are an integral part of these consolidated financial statements.

ABV CONSULTING, INC.

Consolidated Statements of Changes in Shareholders’ Deficit

For the Years Ended December 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2018	5,533,000	$553	$159,437	$(406,014)	$(246,024)

Net loss	-	-	-	(58,924)	(58,924)
Balance - December 31, 2019	5,533,000	553	159,437	(464,938)	(304,948)

Net loss	-	-	-	(36,756)	(36,756)
Balance - December 31, 2020	5,533,000	$553	$159,437	$(501,694)	$(341,704)

The accompanying notes are an integral part of these consolidated financial statements.

 ABV CONSULTING, INC.

Consolidated Statements of Cash Flows

(Currency expressed in United States Dollars (“US$”))

	Years Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,756)	$(58,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	37,551	16,907
Changes in operating assets and liabilities:
Accounts receivable	-	12,821
Accounts payable	(1,728)	13,561
Net Cash Used in Operating Activities	(933)	(15,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	13	15,449
Net Cash Provided by Financing Activities	13	15,449

Net change in cash for the year	(920)	(186)
Cash at beginning of the year	4,348	4,534
Cash at end of the year	$3,428	$4,348

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received for interest	$-	$-
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ABV CONSULTING, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

NOTE 2 – GOING CONCERN UNCERTAINITIES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2020, the Company had an accumulated deficit of $501,694 and net loss of $36,756 and net cash used in operations of $933 for the year ended December 31, 2020. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through December 31, 2021 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

The reporting currency of the Company is the United States Dollar (“USD”). The Company’s subsidiary in Hong Kong maintains their books and records in their local currency, the Hong Kong Dollar (“HKD”), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the respective year:

	December 31,
	2020	2019
Year -end US$: HKD1 exchange rate	0.128	0.128
Annual average US$: HKD1 exchange rate	0.128	0.128

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2020, and 2019, the Company had $3,428 and $4,348 in cash and cash equivalents, respectively.

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

Accounts receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of December 31, 2020, and 2019, the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable. During the years ended December 31, 2020 and 2019, the Company did not record any bad debt expense.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Hong Kong is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of December 31, 2020, and 2019, the Company has no dilutive securities.

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

Recently Adopted Accounting Standards

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements

Accounting Standards Adopted

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

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”). ASU 2018-08 clarifies how an entity determines whether a resource provider is participating in an exchange transaction by evaluating whether the resource provider is receiving commensurate value in return for the resources transferred. The guidance is effective for annual periods beginning after June 15, 2018, including interim periods within those annual periods, and has been adopted on a modified prospective basis. The modified prospective adoption is applied to agreements that are not completed as of the effective date or entered into after the effective date. Under the modified prospective adoption approach, prior period results have not been restated and no cumulative-effect adjustment has been recorded. The Company does not expect this standard to have a material impact on its financial statements.

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

NOTE 4 – INCOME TAXES

ABV Consulting, Inc. was formed in 2013. Prior to the acquisition of ABV HK in June 2017, the Company only had operations in the United States. In June 2016, the Company became the parent of ABV HK., a wholly owned Hong Kong subsidiary, which files tax returns in Hong Kong.

For the years ended December 31, 2020 and 2019, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years Ended
	December 31,
	2020	2019
Tax jurisdiction from:
- Local	$-	$-
- Foreign	(36,756)	(58,924)
Loss before income taxes	$(36,756)	$(58,924)

United States of America

ABV Consulting, Inc. is registered in the State of Nevada and is subject to the tax laws of United States of America.

As of December 31, 2020, the operations in the United States of America incurred $266,780 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $55,155 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2013.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2020 and 2019 is as follows:

	Years Ended
	December 31,
	2020	2019
Loss before income taxes from HK operation	$(36,756)	$(58,924)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(3,032)	(4,861)
Tax losses carryforward	3,032	4,861
Income tax expense	$-	$-

As of December 31, 2020, the operations in the Hong Kong incurred $234,914 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $30,867 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards
United States	$55,155	$54,600
Hong Kong	30,867	27,835
Total	86,022	82,435
Less: valuation allowance	(86,022)	(82,435)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $86,022 as of December 31, 2020. In the year, the valuation allowance increased by $3,587, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE 5 – PENSION COSTS

The Company is required to make contribution to their employees under a defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2020 and 2019, $0 and $192 contributions were made accordingly.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2020 and 2019, a shareholder paid an amount of $37,551 and $16,907 by paying for expenses on behalf of the Company, respectively.

During the years ended December 31, 2020 and 2019, the Company received advances from a shareholder in the amount of $13 and $15,449 to pay for expenses, respectively.

During the years ended December 31, 2020 and 2019, the Company has been provided free office space at no cost by a related party to the Company.

As of December 31, 2020, and 2019, the Company owed to shareholders $327,773 and $290,209, respectively. The amounts due to the related parties are unsecured, non-interest bearing and have no fixed terms of repayment. Imputed interest from related party loans is not significant.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of December 31, 2020, the Company has no material commitments under operating leases.

Capital commitment

As of December 31, 2020, the Company has no material capital commitments.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2020, up through the date the Company issued the audited consolidated financial statements. During the period, the Company had the following material subsequent events.

On September 17, 2020, the Company signed a Memorandum of Understanding (“MOU”) with Youkan (Guangdong) Information Technology Co., Ltd. (Youkan). In the MOU, the Company agrees to purchase up to 80% of the issued and outstanding stock of Youkan for terms to be set forth in a definitive agreement. The definitive agreement will be completed within three months of the MOU. As of December 31,2020, the agreement had not been completed.

On January 13, 2021, the Company entered into an agreement whereby independent of the Company’s wholly owned subsidiary, ABV Consulting Limited will agree to market and sell the Company’s core product, a health-oriented specialty rice.

In consideration for agreeing to market and sell the Company’s product, the Company will agree to issue up to 5,000,000 shares of common stock. The independent contractors will receive stock at a rate of fifty percent (50%) of the sales price of the rice. The shares will be issued at the greater of $1.50 per shares, or the then current price of the common stock as traded on the OTC Markets.

On January 20, 2021, the Company entered into an agreement whereby Weijie Yin will purchase 22,000,000 shares of the Company’s common stock at the price of $0.055 per share, for a total purchase price of $1,200,000. The final payment by Mr. Yin will be made within 60 days after the subscription agreement is accepted by the Company.

