Form 10-Q
period 2021-03-31
ABV CONSULTING, INC.
filed 2021-09-28
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission File Number 333-198567

ABV CONSULTING, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3997344
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 10C, 10/F, ACME Building, 28 Nanking Street, Jordan, Kowloon, Hong Kong	00000
(Address of principal executive offices)	(Zip Code)

(852) 3584-8263
(Registrant’s telephone number, including area code)

Unit 1101-1102, 11/F, Railway Plaza 39 Chatham Road S. Tsim Sha Tsui, Kowloon, Hong Kong
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). ☐Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 27, 2021, the registrant had 5,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ABV CONSULTING, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$3,830	$3,428
Total Current Assets	3,830	3,428

TOTAL ASSETS	$3,830	$3,428

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$17,523	$17,359
Due to related parties	329,093	327,773
Total Current Liabilities	346,616	345,132

Total Liabilities	346,616	345,132

Commitments and contingencies

Shareholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.0001 par value
No shares issued and outstanding	-	-
Common stock: 3,000,000,000 shares authorized; $0.0001 par value
5,533,000 shares issued and outstanding	553	553
Additional paid in capital	159,437	159,437
Accumulated deficit	(502,776)	(501,694)
Total Shareholders’ Deficit	(342,786)	(341,704)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,830	$3,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenue	$-	$-

Operating Expenses
General and administrative	377	359
Professional fees	705	3,078
Total Operating Expenses	1,082	3,437

Operating loss	(1,082)	(3,437)

Provision for income taxes	-	-

Net Loss	$(1,082)	$(3,437)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

For the three months ended March 31, 2021

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance - December 31, 2020	5,533,000	$553	$159,437	$(501,694)	$(341,704)

Net loss	-	-	-	(1,082)	(1,082)
Balance - March 31, 2021	5,533,000	$553	$159,437	$(502,776)	$(342,786)

For the three months ended March 31, 2020

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance - December 31, 2019	5,533,000	$553	$159,437	$(464,938)	$(304,948)

Net loss	-	-	-	(3,437)	(3,437)
Balance - March 31, 2020	5,533,000	$553	$159,437	$(468,375)	$(308,385)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,082)	$(3,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	-	2,984
Changes in operating assets and liabilities:
Accounts payable	164	376
Net Cash Used in Operating Activities	(918)	(77)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	1,320	-
Net Cash Provided by Financing Activities	1,320	-

Net change in cash for the period	402	(77)
Cash at beginning of the period	3,428	4,348
Cash at end of the period	$3,830	$4,271

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received for interest	$-	$-
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ABV CONSULTING, INC.

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2021

(Unaudited)

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

As of March 31, 2021, the Company had an accumulated deficit of $502,776 and net loss of $1,082 and net cash used in operations of $918 for the three months ended March 31, 2021. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through March 31, 2021 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

In the opinion of management, the consolidated balance sheet as of December 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 filled on September 28, 2021.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of March 31, 2021, and December 31, 2020, the Company has no dilutive securities.

Recently Adopted Accounting Standards

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2021 and 2020, the Company received advances from a shareholder in the amount of $1,320 and $0, respectively.

During the three months ended March 31, 2021, the Company has been provided free office space at no cost by a related party to the Company

As of March 31, 2021, and December 31, 2020, the Company owed to a shareholder $329,093 and $327,773, respectively. The amount due to the related party is unsecured, non-interest bearing and has no fixed terms of repayment. Imputed interest from related party loans is not significant.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021, up through the date the Company issued the unaudited consolidated financial statements. During the period, the Company had no material subsequent events.

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
•

Such other factors as discussed throughout Item 2, Management’s Discussion and Analysis of Financial Condition or Plan of Operation, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

There is no assurance that we will be profitable, we may not be able to attract or retain qualified executives and personnel, we may not be able to obtain customers for future products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our businesses.

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

On June 24, 2020, the Company’s major shareholder transferred 4,750,000 shares (the “Shares”) of the Company’s issued and outstanding stock to Kang Min Global Holdings Limited, an international business company incorporated in the Republic of Seychelles (“Kang Min”). The transfer constitutes 85.8% of the issued common stock of the company, making the transfer a change in control

Our address is Room 10C, 10/F, ACME Building, 28 Nanking Street, Jordan, Kowloon, Hong Kong. Our corporate website is www.abvnus.com.

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

Comparison of the three months ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
	2021	2020	Change
Revenue	$-	$-	$-
General and administrative expenses	377	359	18
Professional fees	705	3,078	(2,373)
Operation loss	(1,082)	(3,437)	2,355
Net loss	$(1,082)	$(3,437)	$2,355

Our revenue was $0 for the three months ended March 31, 2021 and 2020.

Our general and administrative expenses were $377 for the three months ended March 31, 2021, as compared to $359 for the same period in 2020. The increase in general and administrative expenses was primarily due to an increase in bank charges and postage expenses off set with a decrease in server rental expenses.

Expenses for professional fees were $705 for the three months ended March 31, 2021, as compared to $3,078 for the same period in 2020. The decrease in professional fees was primarily due to decrease in legal fees.

Liquidity and Capital Resources

	March 31,	December 31,
	2021	2020	Change	%
Cash	$3,830	$3,428	$402	12%
Total assets	$3,830	$3,428	$402	12%
Total liabilities	$346,616	$345,132	$1,484	0%
Stockholders’ equity	$(342,786)	$(341,704)	$(1,082)	0%

Working Capital

	March 31,	December 31,
	2021	2020	Change	%
Current assets	$3,830	$3,428	$402	12%
Current liabilities	$346,616	$345,132	$1,484	0%
Working capital deficiency	$(342,786)	$(341,704)	$(1,082)	0%

As at March 31, 2021 and December 31,2020, current assets consisted of $3,830 and $3,428 cash, respectively.

As at March 31, 2021, current liabilities consisted of accounts payable of $17,523 and $329,093 owed to related parties, as compared to December 31, 2020, current liabilities consisted of accounts payable of $17,359 and $327,773 owed to related parties. The increase in current liabilities is due to the cash paid by related party.

Cash Flows

The following table presents our cash flow for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	2021	2020	Change
Cash used in operating activities	$(918)	$(77)	$(841)
Cash provided by financing activities	1,320	-	1,320
Net change in cash and cash equivalents	$402	$(77)	$479

Cash Flow from Operating Activities

The net cash used in operating activities for the three months ended March 31, 2021 was attributed to a net loss of $1,082, decreased by a change in accounts payable of $164.

The net cash used in operating activities for the three months March 31, 2020 was attributed to a net loss of $3,437, decreased by expenses paid by related party of $2,984 and a change in accounts payable of $376.

Cash Flow from Financing Activities

During the three months ended March 31, 2021, our company received $1,320 from a related party. During the three months ended March 31, 2020, our company received $0 from a related party.

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company had no material off-balance sheet arrangements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Incorporated by Reference
Exhibit No.	Title	Form	Exhibit	Filing Date
(3)	Articles of incorporation; (ii) Bylaws
3.1	Articles of Incorporation	S-1	3.1	9/3/2014
3.2	Certificate of Correction to Articles of Incorporation	S-1	3.2	9/3/2014
3.3	Bylaws	S-1	3.3	9/3/2014
3.4	Certificate of Amendment to Articles of Incorporation, effective as of December 19, 2016	8-K	3.1	2/24/2017
(21)	Subsidiaries of the Registrant
21.1	Subsidiaries of the Registrant: ABV Consulting Limited (HK), a Hong Kong corporation
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1+	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)**	Interactive Data File
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

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

