Form 10-Q
period 2021-06-30
ABV CONSULTING, INC.
filed 2021-09-28
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 27, 2021 the registrant had 5,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ABV CONSULTING, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$3,511	$3,428
Total Current Assets	3,511	3,428

TOTAL ASSETS	$3,511	$3,428

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$17,903	$17,359
Due to related parties	329,093	327,773
Total Current Liabilities	346,996	345,132

Total Liabilities	346,996	345,132

Commitments and contingencies

Shareholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.0001 par value No shares issued and outstanding	-	-
Common stock: 3,000,000,000 shares authorized; $0.0001 par value 5,533,000 shares issued and outstanding	553	553
Additional paid in capital	159,437	159,437
Accumulated deficit	(503,475)	(501,694)
Total Shareholders’ Deficit	(343,485)	(341,704)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,511	$3,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	319	191	696	550
Professional fees	380	8,948	1,085	12,026
Total Operating Expenses	699	9,139	1,781	12,576

Operating loss	(699)	(9,139)	(1,781)	(12,576)

Provision for income taxes	-	-	-	-

Net Loss	$(699)	$(9,139)	$(1,781)	$(12,576)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,533,000	5,533,000	5,533,000	5,533,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

For the three and six months ended June 30, 2021

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders' Deficit

Balance - December 31, 2020	5,533,000	$553	$159,437	$(501,694)	$(341,704)

Net loss	-	-	-	(1,082)	(1,082)
Balance - March 31, 2021	5,533,000	553	159,437	(502,776)	(342,786)

Net loss	-	-	-	(699)	(699)
Balance - June 30, 2021	5,533,000	$553	$159,437	$(503,475)	$(343,485)

For the three and six months ended June 30, 2020

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders' Deficit

Balance - December 31, 2019	5,533,000	$553	$159,437	$(464,938)	$(304,948)

Net loss	-	-	-	(3,437)	(3,437)
Balance - March 31, 2020	5,533,000	553	159,437	(468,375)	(308,385)

Net loss	-	-	-	(9,139)	(9,139)
Balance - June 30, 2020	5,533,000	$553	$159,437	$(477,514)	$(317,524)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,781)	$(12,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	-	24,837
Changes in operating assets and liabilities:
Accounts payable	544	(12,412)
Net Cash Used in Operating Activities	(1,237)	(151)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	1,320	-
Net Cash Provided by Financing Activities	1,320	-

Net change in cash for the period	83	(151)
Cash at beginning of the period	3,428	4,348
Cash at end of the period	$3,511	$4,197

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received for interest	$-	$-
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ABV CONSULTING, INC.

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021

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

As of June 30, 2021, the Company had an accumulated deficit of $503,475 and net loss of $1,781 and net cash used in operations of $1,237 for the six months ended June 30, 2021. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through June 30, 2021 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

In the opinion of management, the consolidated balance sheet as of December 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed on September 28, 2021.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of June 30, 2021, and December 31, 2020, the Company has no dilutive securities.

Recently Adopted Accounting Standards

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2021 and 2020, the Company received advances from a shareholder in the amount of $1,320 and $0, respectively.

During the six months ended June 30, 2021, the Company has been provided free office space at no cost by a related party to the Company

As of June 30, 2021, and December 31, 2020, the Company owed to a shareholder $329,093 and $327,773, respectively. The amount due to the related party is unsecured, non-interest bearing and has no fixed terms of repayment. Imputed interest from related party loans is not significant.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021, up through the date the Company issued the unaudited consolidated financial statements. During the period, the Company had no material subsequent events.

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
•

Such other factors as discussed throughout Item 2, Management’s Discussion and Analysis of Financial Condition or Plan of Operation, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

There is no assurance that we will be profitable, we may not be able to attract or retain qualified executives and personnel, we may not be able to obtain customers for future products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our businesses.

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

Comparison of the three months ended June 30, 2021, and 2020

	Three Months Ended
	June 30,
	2021	2020	Change
Revenue	$-	$-	$-
General and administrative expenses	319	191	128
Professional fees	380	8,948	(8,568)
Operation loss	(699)	(9,139)	8,440
Net loss	$(699)	$(9,139)	$8,440

Our revenue was $0 for the three months ended June 30, 2021 and 2020.

Our general and administrative expenses were $319 for the three months ended June 30, 2021, as compared to $191 for the same period in 2020. The increase in general and administrative expenses was primarily due to an increase in bank charges expenses.

Expenses for professional fees were $380 for the three months ended June 30, 2021, as compared to $8,948 for the same period in 2020. The increase in professional fees was primarily due to an increase in legal, audit, accounting and other professional fees.

Comparison of the six months ended June 30, 2021, and 2020

	Six Months Ended
	June 30,
	2021	2020	Change
Revenue	$-	$-	$-
General and administrative expenses	696	550	146
Professional fees	1,085	12,026	(10,941)
Operation loss	(1,781)	(12,576)	10,795
Net loss	$(1,781)	$(12,576)	$10,795

Our revenue was $0 for the six months ended June 30, 2021 and 2020.

Our general and administrative expenses were $696 for the six months ended June 30, 2021, as compared to $550 for the same period in 2020. The increase in general and administrative expenses was primarily due to an increase in bank charges expenses.

Expenses for professional fees were $1,085 for the six months ended June 30, 2021, as compared to $12,026 for the same period in 2020. The increase in professional fees was primarily due to an increase in legal, audit, accounting and other professional fees.

Liquidity and Capital Resources

	June 30,	December 31,
	2021	2020	Change	%
Cash	$3,511	$3,428	$83	2%
Total assets	$3,511	$3,428	$83	2%
Total liabilities	$346,996	$345,132	$1,864	1%
Stockholders’ equity	$(343,485)	$(341,704)	$(1,781)	1%

Working Capital

	June 30,	December 31,
	2021	2020	Change	%
Current assets	$3,511	$3,428	$83	2%
Current liabilities	$346,996	$345,132	$1,864	1%
Working capital deficiency	$(343,485)	$(341,704)	$(1,781)	1%

As at June 30, 2021 and December 31,2020, current assets consisted of $3,511 and $3,428 cash, respectively.

As at June 30, 2021, current liabilities consisted of accounts payable of $17,903 and $329,093 owed to related parties, as compared to December 31, 2020, current liabilities consisted of accounts payable of $17,359 and $327,773 owed to related parties. The increase in current liabilities is due to the cash paid by related party.

Cash Flows

The following table presents our cash flow for the six months ended June 30, 2021, and 2020:

	Six Months Ended
	2021	2020	Change
Cash used in operating activities	$(1,237)	$(151)	$(1,086)
Cash provided by financing activities	1,320	-	1,320
Net change in cash and cash equivalents	$83	$(151)	$234

Cash Flow from Operating Activities

The net cash used in operating activities for the six months ended June 30, 2021, was attributed to a net loss of $1,781, decreased by a change in accounts payable of $544.

The net cash used in operating activities for the six months June 30, 2020, was attributed to a net loss of $12,576, decreased by expenses paid by related party of $24,837 and increased by a change in accounts payable of $12,412.

Cash Flow from Financing Activities

During the six months ended June 30, 2021, our company received $1,320 from a related party. During the six months ended June 30, 2020, our company received $0 from a related party.

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company had no material off-balance sheet arrangements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

