Form 10-Q
period 2021-09-30
ABV CONSULTING, INC.
filed 2021-11-17
CIK 1607450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of  November 12, 2021 the registrant had 5,533,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ABV CONSULTING, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$3,511	$3,428
Total Current Assets	3,511	3,428

TOTAL ASSETS	$3,511	$3,428

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$34,356	$17,359
Due to related parties	329,093	327,773
Total Current Liabilities	363,449	345,132

Total Liabilities	363,449	345,132

Commitments and contingencies

Shareholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.0001 par value
No shares issued and outstanding	-	-
Common stock: 3,000,000,000 shares authorized; $0.0001 par value
5,533,000 shares issued and outstanding	553	553
Additional paid in capital	159,437	159,437
Accumulated deficit	(519,928)	(501,694)
Total Shareholders’ Deficit	(359,938)	(341,704)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,511	$3,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	-	58	696	608
Professional fees	16,453	12,555	17,538	24,581
Total Operating Expenses	16,453	12,613	18,234	25,189

Operating loss	(16,453)	(12,613)	(18,234)	(25,189)

Provision for income taxes	-	-	-	-

Net Loss	$(16,453)	$(12,613)	$(18,234)	$(25,189)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,533,000	5,533,000	5,533,000	5,533,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

For the three and nine months ended September 30, 2021

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2020	5,533,000	$553	$159,437	$(501,694)	$(341,704)

Net loss	-	-	-	(1,082)	(1,082)
Balance - March 31, 2021	5,533,000	553	159,437	(502,776)	(342,786)

Net loss	-	-	-	(699)	(699)
Balance - June 30, 2021	5,533,000	553	159,437	(503,475)	(343,485)

Net loss	-	-	-	(16,453)	(16,453)
Balance - September 30, 2021	5,533,000	$553	$159,437	$(519,928)	$(359,938)

For the three and nine months ended September 30, 2020

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2019	5,533,000	$553	$159,437	$(464,938)	$(304,948)

Net loss	-	-	-	(3,437)	(3,437)
Balance - March 31, 2020	5,533,000	553	159,437	(468,375)	(308,385)

Net loss	-	-	-	(9,139)	(9,139)
Balance - June 30, 2020	5,533,000	553	159,437	(477,514)	(317,524)

Net loss	-	-	-	(12,613)	(12,613)
Balance - September 30, 2020	5,533,000	$553	$159,437	$(490,127)	$(330,137)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABV CONSULTING, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,234)	$(25,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	-	28,187
Changes in operating assets and liabilities:
Accounts payable	16,997	(3,206)
Net Cash Used in Operating Activities	(1,237)	(208)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	1,320	-
Net Cash Provided by Financing Activities	1,320	-

Net change in cash for the period	83	(208)
Cash at beginning of the period	3,428	4,348
Cash at end of the period	$3,511	$4,140

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received for interest	$-	$-
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ABV CONSULTING, INC.

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

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

As of September 30, 2021, the Company had an accumulated deficit of $519,928 and net loss of $18,234 and net cash used in operations of $1,237 for the nine months ended September 30, 2021. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through September 30, 2021 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

In the opinion of management, the consolidated balance sheet as of December 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of September 30, 2021, and December 31, 2020, the Company has no dilutive securities.

Recently Adopted Accounting Standards

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021 and 2020, the Company received advances from a shareholder in the amount of $1,320 and $0, respectively.

During the nine months ended September 30, 2021 and 2020, the Company’s shareholder paid in the amount of $0 and $28,187 operation expenses, respectively.

During the nine months ended September 30, 2021, the Company has been provided free office space at no cost by a related party to the Company

As of September 30, 2021, and December 31, 2020, the Company owed to a shareholder $329,093 and $327,773, respectively. The amount due to the related party is unsecured, non-interest bearing and has no fixed terms of repayment. Imputed interest from related party loans is not significant.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up through the date the Company issued the unaudited consolidated financial statements. During the period, the Company had no material subsequent events.

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
•

Such other factors as discussed throughout Item 2, Management’s Discussion and Analysis of Financial Condition or Plan of Operation, of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021

There is no assurance that we will be profitable, we may not be able to attract or retain qualified executives and personnel, we may not be able to obtain customers for future products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our businesses.

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

Comparison of the three months ended September 30, 2021, and 2020

	Three Months Ended
	September 30,
	2021	2020	Change
Revenue	$-	$-	$-
General and administrative expenses	-	58	(58)
Professional fees	16,453	12,555	3,898
Operation loss	(16,453)	(12,613)	(3,840)
Net loss	$(16,453)	$(12,613)	$(3,840)

Our revenue was $0 for the three months ended September 30, 2021 and 2020.

Our general and administrative expenses were $0 for the three months ended September 30, 2021, as compared to $58 for the same period in 2020.

Expenses for professional fees were $16,453 for the three months ended September 30, 2021, as compared to $12,555 for the same period in 2020. The increase in professional fees was primarily due to an increase in legal, audit, accounting and other professional fees.

Comparison of the nine months ended September 30, 2021, and 2020

	Nine Months Ended
	September 30,
	2021	2020	Change
Revenue	$-	$-	$-
General and administrative expenses	696	608	88
Professional fees	17,538	24,581	(7,043)
Operation loss	(18,234)	(25,189)	6,955
Net loss	$(18,234)	$(25,189)	$6,955

Our revenue was $0 for the nine months ended September 30, 2021 and 2020.

Our general and administrative expenses were $696 for the nine months ended September 30, 2021, as compared to $608 for the same period in 2020.

Expenses for professional fees were $17,538 for the nine months ended September 30, 2021, as compared to $24,581 for the same period in 2020. The decrease in professional fees was primarily due to a decrease in legal, audit and accounting fees.

Liquidity and Capital Resources

	September 30,	December 31,
	2021	2020	Change	%
Cash	$3,511	$3,428	$83	2%
Total assets	$3,511	$3,428	$83	2%
Total liabilities	$363,449	$345,132	$18,317	5%
Stockholders’ deficit	$(359,938)	$(341,704)	$(18,234)	5%

Working Capital

	September 30,	December 31,
	2021	2020	Change	%
Current assets	$3,511	$3,428	$83	2%
Current liabilities	$363,449	$345,132	$18,317	5%
Working capital deficiency	$(359,938)	$(341,704)	$(18,234)	5%

As at September 30, 2021 and December 31,2020, current assets consisted of $3,511 and $3,428 cash, respectively.

As at September 30, 2021, current liabilities consisted of accounts payable of $34,356 and $329,093 owed to related parties, as compared to December 31, 2020, current liabilities consisted of accounts payable of $17,359 and $327,773 owed to related parties. The increase in current liabilities is primarily due to an increase in accounts payable.

Cash Flows

The following table presents our cash flow for the nine months ended September 30, 2021, and 2020:

	Nine Months Ended
	2021	2020	Change
Cash used in operating activities	$(1,237)	$(208)	$(1,029)
Cash provided by financing activities	1,320	-	1,320
Net change in cash and cash equivalents	$83	$(208)	$291

Cash Flow from Operating Activities

The net cash used in operating activities for the nine months ended September 30, 2021, was attributed to a net loss of $18,234, decreased by a change in accounts payable of $16,997.

The net cash used in operating activities for the nine months September 30, 2020, was attributed to a net loss of $25,189, decreased by expenses paid by related party of $28,187 and increased by a change in accounts payable of $3,206.

Cash Flow from Financing Activities

During the nine months ended September 30, 2021, our company received $1,320 from a related party. During the nine months ended September 30, 2020, our company received $0 from a related party.

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company had no material off-balance sheet arrangements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Incorporated by Reference
Exhibit No.	Title	Form	Exhibit	Filing Date
(3)	Articles of incorporation; (ii) Bylaws
3.1	Articles of Incorporation	S-1	3.1	9/3/2014
3.2	Certificate of Correction to Articles of Incorporation	S-1	3.2	9/3/2014
3.3	Bylaws	S-1	3.3	9/3/2014
3.4	Certificate of Amendment to Articles of Incorporation, effective as of December 19, 2016	8-K	3.1	2/24/2017
(21)	Subsidiaries of the Registrant
21.1	Subsidiaries of the Registrant: ABV Consulting Limited (HK), a Hong Kong corporation
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1+	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)*	Interactive Data File
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

_____________

* Filed herewith
+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABV CONSULTING, INC.
(Registrant)

Dated: November 17, 2021	/s/ Jian Wei YU
Jian Wei Yu
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

